Form 10KSB
period 2004-05-31
AMERICAN CAPITAL HOLDINGS INC
filed 2005-02-01
CIK 1288012

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]      ANNUAL REPORT UNDER OR OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended May 31, 2004
                   --------------------------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________________ to _____________

                        Commission file number 000-50776
                        --------------------------------


                        American Capital Holdings, Inc.
                        --------------------------------
                 (Name of small business issuer in its charter)


       Florida                                          65-0895564
       ------                                           ----------
(State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)


        100 Village Square Crossing, Suite 202                   33410
                Palm Beach Gardens, FL
        -------------------------------------------------        -----
        (Address of principal executive offices)               (Zip Code)


Issuer's telephone number, including area code: (561) 207-6395


Securities registered under Section 12(b) of the Exchange Act:

Title of each class                 Name of each exchange on which registered


Securities registered under Section 12(g) of the Exchange Act:

                    Common Stock, par value $.0001 per share
                     ---------------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section or of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Registrant's revenues for its most recent fiscal year:     $0.

Aggregate market value of Registrant's voting and non-voting common equity held
by non-affiliates:     Currently no trading market

Shares of Registrant's common stock outstanding as of May 31, 2004:  15,723,903

Transitional Small Business Disclosure Format (Check one): Yes ____; No _X__


PART I


ITEM 1. DESCRIPTION OF BUSINESS.

History. American Capital Holdings, Inc. (the "Company") was incorporated in the State of Florida on January 27, 1999 as U S Amateur Sports Company, a wholly owned subsidiary of eCom eCom.com, Inc.("eCom") which trades on the OTC/Bulletin Board under the symbol 'ECEC.' On March 24, 2003, the Company changed its name to USA SportsNet Company, and recently changed its name to American Capital Holdings, Inc. in connection with its spin off by eCom and its acquisition of certain assets of a company formerly known as American Capital Holdings, Inc. (now known as ACHI, Inc.) The Company's main office is located at 100 Village Square Crossing, Suite 202, Palm Beach Gardens, Florida 33410, and the telephone number is (561) 207-6395.

While a wholly owned subsidiary of eCom, the Company developed an e-commerce Internet infrastructure. This product provided an affordable, user-friendly technological platform and professional resources to facilitate web business development. It also operated an on-line business as a test model, using Company developed e-commerce concepts to sell sports products.

The Spin Off. The Company was one of ten wholly owned subsidiaries of eCom, all with varying business plans. In recent years, eCom concluded that it did not have the financial resources necessary to develop all of its ten business units collectively. eCom decided to spin off its subsidiaries into independent companies in the belief that independent companies, each with a distinct business, would be better able to obtain necessary funding and develop their business plans. This belief was based in part on eCom's experience with potential business partners that sought involvement with only one of eCom's subsidiaries, rather than involvement with the multi-faceted eCom.

On December 1, 2003, the Board of Directors of eCom approved the spin-off of the Company. They voted to issue to the shareholders of eCom one share of the Company for every one share of eCom owned as of the record date of January 5, 2004. Fractional shares are to be purchased by the Company. No payment will be required of the eCom shareholders.


                                     3

Pursuant to Staff Legal Bulletin No. 4 issued September 16, 1997, the SEC has addressed the Division of Corporation Finance's views regarding whether the registration requirements of Section 5 of the Securities Act of 1933 applies to spin-offs. The Division has taken the view that the subsidiary does not have to register a spin-off under the Securities Act when it meets certain requirements.

1. The parent company's shareholders do not provide consideration for the spun-off shares;
2.  The spin-off is pro-rata to the parent company's shareholders;
3. The parent company provides adequate information about the spin-off and the subsidiary to its shareholders and to the trading markets;
4.  The parent company has a valid business purpose for the spin-off; and
5. If the parent company spins-off "restricted securities," it has held those securities for at least two years.

The Company believes that the spin-off of ACH shares to the shareholders of eCom meets the above requirements and does not have to register the spin-off company under the Securities Act. As a result, the common shares to be issued pursuant to the spin-off company may be issued without restriction except for affiliates of eCom.

Acquisition from American Capital Holdings. After the spin off of the Company was completed, the Company was presented with an opportunity to acquire certain assets of American Capital Holdings, Inc. (now known as, and referred to hereafter as ACHI) On January 12, 2004, the Company entered into an Asset Purchase Agreement with ACHI whereby the Company agreed to acquire certain assets of ACHI in return for the issuance of common stock of the Company in an amount equal to 95% of the total ownership of the Company. In order to accomplish this transaction, the Company effected a 20 to 1 reverse stock split, which reduced its outstanding stock to 2,497,756 shares, and agreed to issue to ACHI 49,955,112 shares. ACHI agreed to accept the issuance of 13,561,804 shares at closing, and assigned its right to receive the 13,561,804 shares to its principle, Barney A. Richmond, now the President of the Company. The remaining 36,393,308 shares were reserved for issuance by the Company in connection with future acquisitions and financings. The Company then changed its name to American Capital Holdings, Inc., and ACHI changed its name to ACHI, Inc. Of the 36,393,308 shares reserved for future issuance, 2,162,099 shares have now been issued to the shareholders of Spaulding Ventures, LLC, in replacement of shares of ACHI to be issued to Spaulding in connection with a prior acquisition of assets by ACHI from Spaulding.

Assets Acquired from American Capital Holdings. The assets acquired from ACHI consist primarily of approximately $10.8 million of investment interests in ten developing companies (described below), approximately $5.3 million of restricted securities, approximately $233,000 of marketable securities, approximately $100,000 in cash, and proprietary investment programs known as Energy Tax Incentive Preferred Securities ("ETIPS")and Guaranteed Principal Insured Convertible Securities ("GPICS") which ACHI had developed See the American Capital Holdings balance sheet included in the Financial Statements section of this report.



                                     4


Acquisition of Spaulding. On December 30, 2003, prior to the Company's acquisition from ACHI, ACHI entered into a letter agreement with Spaulding Ventures, LLC, pursuant to which ACHI agreed to acquire all of Spaulding's assets in return for 2,093,351 shares of ACHI common stock, plus warrants to purchase a total of 209,335 additional shares of ACHI common stock at a purchase price of $6.00 per share. As part of its acquisition from ACHI of the assets ACHI acquired from Spaulding, the Company has agreed to replace the shares and warrants issued by ACHI with shares and warrants of the Company. In order to facilitate the distribution of these securities by Spaulding to its shareholders, the Company intends file a Registration Statement with the Securities and Exchange Commission registering the distribution to Spaulding's shareholders of both the acquisition shares and the shares to be issued upon exercise of the warrants. American Capital has closed out the operations of Spaulding Ventures.

Assets Acquired from Spaulding. The assets acquired by ACHI from Spaulding, and subsequently acquired by the Company from ACHI, consist primarily of equity ownership positions in ten developing companies. The companies included; Smart Pill Holding Corp., Brilliant Roadways, Inc., @Visory, LLC., eSmokes, Inc., Efficien, Inc., IS Direct Agency, Inc., Solid Imaging, Ltd., Century Aerospace Corporation., Traffic Engine, Inc. and Metroflex, Inc. (See Financial Statement Footnote E)

Activity Since May 31, 2004. Since May 31, 2004, the Company's plan of operation has changed significantly. The Company is currently focused on providing solutions for unfunded government and private sector pension plan liability. For a current description of the Company's plan of operation, see "Description of Business" in the Company's Amended and Restated Registration Statement on Form 10SB, as filed with the Securities and Exchange Commission on January 11, 2005.

Employees. The Company currently has seven employees, none of which are full time employees, since they all also provide services to affiliated companies.


RISK FACTORS

The risk factors discussed below could cause our actual results to differ materially from those expressed in any forward-looking statements. See "Forward-Looking Statements." Although we have attempted to list comprehensively these important factors, we caution you that other factors may in the future prove to be important in affecting our results of operations. New factors emerge from time to time and it is not possible for us to predict all of these factors, nor can we assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement.

The risks described below set forth what we believe to be the most material risks associated with the purchase of our common stock. Before you invest in our common stock, you should carefully consider these risk factors, as well as the other information contained in this prospectus.




                                     5
Lack of Operating History. We have not yet begun operations and have not yet realized revenues or earnings from operations. We will sustain initial operating expenses without corresponding revenues. This will result in our incurring net operating losses until we can realize profits from our proposed business operations.

Speculative Nature of the Company's Proposed Operations. The success of our proposed plan of operation will depend primarily on our ability to sell the proprietary products we have created. There can be no assurance that we will be successful in these efforts.

Dividend Policy. We have not yet paid any dividends on our Common Stock. Payment of dividends will be within the sole discretion of our Board of Directors and will depend, among other factors, upon earnings, capital requirements and the operating and financial condition of the Company. At the present time, our anticipated financial capital requirements are such that we intend to continue to follow a policy of retaining earnings in order to finance the development of our business.

We Will Face Intense Competition. We are and will continue to be only one participant in the business of selling life insurance backed financial solutions. We will face competition from companies that have greater financial resources, broader arrays of products, higher ratings and stronger financial performance, which may impair our ability to retain existing customers, attract new customers and maintain our profitability and financial strength. We operate in a highly competitive industry. Many of our competitors are substantially larger and enjoy substantially greater financial resources, broader and more diversified product lines and more widespread agency relationships. Our products can be expected to face competition with products sold by other insurance companies, financial intermediaries and other institutions based on a number of factors, including premium rates, policy terms and conditions, service provided to distribution channels and policyholders, ratings by rating agencies, reputation and commission structures.

Conflicts of Interest - General. Certain conflicts of interest may exist from time to time between the Company and its officers and directors. They have other business interests to which they devote their attention, and they will continue to do so. As a result, conflicts of interest may arise that can be resolved only through exercise of such judgment as is consistent with the fiduciary duties of management to the Company.

No Public Market Currently Exists. Although we intend to apply for listing of our Common Stock on the American Stock Exchange, there is currently no public market for the Company's common stock. There can be no assurance, however, that a market will in fact develop, or that a shareholder ever will be able to sell his shares without considerable delay. If a market should develop, the price may be highly volatile. Factors such as those discussed in this "Risk Factors" section may have a significant impact upon the market price of the Company's stock.






                                     6

We may require additional capital to support sustained future growth which may not be available when needed or may be available only on unfavorable terms.
Our long-term strategic capital requirements will depend on many factors including the accumulated statutory earnings of our life subsidiaries and the relationship between the statutory capital and surplus of our life subsidiaries and (i) the rate of growth in sales of our products; and (ii) the levels of credit risk and/or interest rate risk in our invested assets. To support long-term capital requirements, we may need to increase or maintain the statutory capital and surplus of our life subsidiaries through additional financings, which could include debt, equity, financial reinsurance and/or other surplus relief transactions. Such financings, if available at all, may be available only on terms that are not favorable to us. In the case of additional equity offerings, dilution to our shareholders could result, and/or such securities may have rights, preferences and privileges that are senior to those of our common stock. In the case of debt offerings or placements, the holders of the debt will have rights preferences and privileges that are senior to those of our common stock. If we cannot maintain adequate capital, we may be required to limit growth, and such action could adversely affect our business, financial condition and results of operations.

Changes in state and federal regulation may affect our profitability. We are subject to regulation under applicable insurance statutes, including insurance holding company statutes, in the various states in which our life subsidiaries write insurance. Insurance regulation is intended to provide safeguards for policyholders rather than to protect shareholders of insurance companies or their holding companies. Regulators oversee matters relating to trade practices, policy forms, claims practices, guaranty funds, types and amounts of investments, reserve adequacy, insurer solvency, minimum amounts of capital and surplus, transactions with related parties, changes in control and payment of dividends.

State insurance regulators and the National Association of Insurance Commissioners, or NAIC, continually reexamine existing laws and regulations, and may impose changes in the future. Our life subsidiaries are subject to the NAIC's risk-based capital requirements which are intended to be used by insurance regulators as an early warning tool to identify deteriorating or weakly capitalized insurance companies for the purpose of initiating regulatory action. Our life subsidiaries also may be required, under solvency or guaranty laws of most states in which they do business, to pay assessments up to certain prescribed limits to fund policyholder losses or liabilities of insolvent insurance companies. In addition, federal legislation and administrative policies in several areas, including pension regulation, age and sex discrimination, financial services regulation, securities regulation and federal taxation, can significantly affect the insurance business. As increased scrutiny has been placed upon the insurance regulatory framework, a number of state legislatures have considered or enacted legislative proposals that alter, and in many cases increase, state authority to regulate insurance companies and holding company systems. The regulatory framework at the state and federal level applicable to our insurance products is continuously evolving. The changing regulatory framework could affect the design of such products and our ability to sell certain products. Any changes in these laws and regulations could materially and adversely affect our business, financial condition and results of operations.


                                     7

ITEM 2. DESCRIPTION OF PROPERTY.

The Company does not own any real property. The Company leases its headquarters, consisting of approximately 1.022 square feet of office and warehouse space located at 100 Village Square Crossings, Suite 202, Palm Beach Gardens, Florida. The lease is for a term of one year, at a rental of $2,687 per month including sales tax.

ITEM 3. LEGAL PROCEEDINGS.

The Company is not a party to any legal proceedings, except for an Involuntary Bankruptcy Petition filed by the Company against eCom, which proceeding is pending in the Federal District Court in Broward County, Florida.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote by the security holders during the fiscal quarter ended May 31, 2004.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market for Common Stock. There is currently no trading market for the Company's Common Stock and there can be no assurance that any trading market will ever develop or, if such a market does develop, that it will continue.
The Company intends to file a Registration Statement with the Securities and Exchange Commission to register for resale certain shares previously issued, and to register additional shares for sale in order to raise additional capital. Upon effectiveness of the Registration Statement, the Company intends to have its common stock listed for trading on the American Stock Exchange.

If, for any reason, the Company does not meet the qualifications for listing on a major stock exchange, the Company's securities may be traded in the over-the-counter ("OTC") market. The OTC market differs from national and regional stock exchanges in that it (1) is not sited in a single location but operates through communication of bids, offers and confirmations between broker-dealers and (2) securities admitted to quotation are offered by one or more broker-dealers rather than the "specialist" common to stock exchanges.
Security Holders. The Company has approximately 5,500 shareholders. The Company has 1,621,209 shares subject to options, at an exercise price of $.01 per share.

Dividends. There have been no cash dividends declared or paid since the Company was formed, and no dividends are contemplated to be paid in the foreseeable future.

Recent Sales of Unregistered Securities. In February 2004, the Company issued 13,561,804 shares of its common stock to American Capital Holdings, Inc. in connection with the Company's acquisition of certain assets from that company (See "Description of Business - Acquisition of American Capital Holdings"). Inasmuch as American Capital Holdings had access to comprehensive information about the Company, the shares were issued in reliance upon Section 4(2) of the Securities Act. A legend was placed on the certificates stating that the securities were not registered under the Securities Act and setting forth appropriate restrictions on their transfer or sale.


                                     8
ITEM 6. MANAGEMENT'S PLAN OF OPERATION.

We intend to use the financial products of our subsidiaries as solutions, addressing the needs of governmental and private sector businesses regarding unfunded pension liabilities and other post-employment benefit ("OPEB") liabilities. We also plan to sell annuities and other insurance products, through our subsidiaries, to both the public and private sectors. We also intend to invest and/or sell our proprietary ETIPS(TM) and ETICS(TM) products in the public marketplace.

Our GPACS products, which refers to both the Guaranteed Pension Accounting Contract Solutions product and the Government Pension Accounting Contract Solutions product, relate to a business method of adjusting the balance sheet of a business or governmental organization, and particularly to a system for organizing the unfunded obligations of the organization so that the liability on the balance sheet becomes offset by an asset. The product also provides a systematic investing capability to enhance the profitability of the organization and the improved treatment of tax obligations.

GPACS was created in response to the General Accounting Standards Board ("GASB") Statement 45, which generally requires state and local governmental employers to account for and report the annual cost of OPEB and the outstanding obligations and commitments related to OPEB in essentially the same manner as currently required pension obligations. Annual OPEB costs for most employers will be based on actuarially determined amounts that, if paid on an ongoing basis, generally would provide sufficient resources to pay benefits as they come due. The provisions of Statement 45 do not require governments to fund their OPEB plans. An employer may establish its OPEB liability at zero as of the beginning of the initial year of implementation. However, the unfunded actuarial liability is required to be amortized over future periods. Statement 45 is effective for periods beginning after December 15, 2006, 2007, or 2008, depending on the size of the government entity based on annual revenues used for GASB 34 implementation requirements.

In May of 2004, the GASB issued a corresponding "plan" statement, Statement 43
- Financial Reporting for Postemployement Benefit Plans Other than Pension Plans. Statement 43 is effective one year prior to Statement 45. This statement requires a statement of plan net assets, statement of changes in plan net assets, schedule of funding progress, and schedule of employer contributions in the stand-alone financial reports of OPEB plans, as well as in the financial statements of governments having OPEB trust funds.

Actuarial services will be required one year earlier if the "plan" Statement 43 is applicable, unless an alternative measurement method is utilized. However, the alternative measurement method is only an option for plans with a total membership of fewer than one hundred. Many OPEB plans are currently paying benefits on a pay-as-you-go basis. If a government does not have an acceptable trust or equivalent arrangement established, actuarial valuations will not be necessary until Statement 45 is effective. Establishing a trust may be an option for funding OPEB benefits; employers should consider the impact of required actuarial services.





                                     9
Our GPICS(TM), ETIPS(TM) and ETICS(TM) products are each investment structures designed to maximize the benefit of energy and equipment tax incentives, in order to facilitate investment in energy related and other business enterprises. An essential feature of these products is a guarantee of the principal invested, as a result of the structuring of the investment.

Our plan of operation includes the underwriting of the insurance aspects of our products through our subsidiaries. Pending approvals of our recent acquisitions of Universe and Cosmopolitan, we will use third party insurance carriers. However, upon receiving the approvals, which are expected in due course, we will retain as much premium and commission money as possible within our subsidiaries.

IS Direct currently sells primarily term and whole life insurance products. However, upon the completion of our pending proposed acquisition of Universe, the scope of products available for sale by IS Direct is expected to broaden. Universe is a life insurance company which we expect to use to underwrite the insurance policies required by our GPACS products.

Until 1998, Cosmopolitan was engaged exclusively in providing burial / final expense insurance, and was operated as a small stipulated premium carrier in association with the funeral home business. In 1998, Cosmopolitan was acquired by Stephen E. Whitwell and Matt Lile, who implemented plans to grow the company. In 1998 a dental insurance product was file-approved and marketing commenced. Cosmopolitan also became involved in providing specific stop-loss coverage for self-funded employer plans for which there was a retro-session agreement. In 2001, Cosmopolitan introduced a new product, Employers Choice Health Plan, referred to as ECHP. Recently, most of Cosmopolitan's revenues have been realized from re-insurance assumed, while its dental product has been a small but profitable segment for the company. Cosmopolitan sees great opportunity for each product to expand and to have great growth potential with the added authority by way of either obtaining Certificate of Authority in additional jurisdictions or by affiliating with an issuing carrier with authority in other jurisdictions to enter into a quota share agreement.


















                                    10






ITEM 7. FINANCIAL STATEMENTS.

                        FINANCIAL STATEMENTS


American Capital Holdings, Inc.                          May 31, 2004



INDEX - PART F/S

                                                             PAGE NO.

ITEM 1             FINANCIAL STATEMENTS

        Independent Auditors' Report . . . . . . . . . . . . .  F-2

        Consolidated Balance Sheet
         May 31, 2004  . . . . . . . . . . . . . . . . . . . .  F-3

        Consolidated Statement of Operations
         For The Twelve Months Ended May 31, 2003 and 2004 . .  F-4

        Consolidated Statement of Changes in Shareholders' Equity
         From June 1, 2003 Through May 31, 2004  . . . . . . .  F-5

        Consolidated Statement of Cash Flows
         For The Twelve Months Ended May 31, 2003 and 2004 . .  F-6

        Notes to Consolidated Financial Statements . . . . . .  F-8






















                                      F-1


                       Wieseneck, Andres & Company, P.A.
                         Certified Public Accountants
                        772 U. S. Highway 1, Suite 100
                       North Palm Beach, Florida  33408
                               (561) 626-0400

Thomas B. Andres, C.P.A.*, C.V.A.                     FAX (561) 626-3453
Paul M. Wieseneck, C.P.A.
*Regulated by the State of Florida


                       Independent Auditors' Report


To the Board of Directors and Stockholders
American Capital Holdings, Inc.

We have audited the accompanying consolidated balance sheet of American Capital Holdings, Inc. as of May 31, 2004 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the twelve months ending May 31, 2003 and 2004. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards established by the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the consolidated financial position of American Capital Holdings, Inc. as of May 31, 2004 and the results of its consolidated operations and cash flows for the period from June 1, 2003 through May 31, 2004, in conformity with accounting principles generally accepted in the United States of America.



/s/Wieseneck, Andres & Company, P.A.

North Palm Beach, Florida
November 10, 2004







                                      F-2

AMERICAN CAPITAL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEET
MAY 31, 2004

   ASSETS
       Current Assets
            Cash and Cash Equivalents                  $      22,614
            Notes Receivable                                 138,952
            Loans Receivable Related Parties (net)            27,067
            Prepaid Expenses                                  87,197
            Marketable Securities                          2,963,178
                                                         ------------
                Total Current Assets                       3,239,008
                                                         ------------

       Property and Equipment, net                            43,472
                                                         ------------

       Other Assets
            Intangible Assets, net                         2,960,668
            Goodwill                                       8,209,071
            Security Deposit                                   3,110
                                                         ------------
                Total Other Assets                        11,172,849
                                                         ------------
   TOTAL ASSETS                                        $  14,455,329
                                                         ============
   LIABILITIES & STOCKHOLDERS' EQUITY
     Liabilities
            Current Liabilities
               Accounts Payable                        $      27,806
               Accrued Expenses                               11,021
               Loan Payable Related Party                     57,681
               Current Portion of Notes
                   and Loans Payable                         834,977
                                                         ------------
               Total Current Liabilities                     931,485
                                                         ------------
        Total Liabilities                                    931,485
                                                         ------------
        Stockholders' Equity
            Common Stock $.0001 par value, 100 million
             shares authorized, 15,723,903 shares issued
             and outstanding, 1,300,000 shares unissued        1,702
            Paid-in-Capital                               14,686,363
            Accumulated Deficit                             (651,224)
            Accumulated Comprehensive Loss                  (512,997)
                                                         ------------
     Total Stockholders' Equity                           13,523,844

TOTAL LIABILITIES & STOCHHOLDERS' EQUITY               $  14,455,329
                                                         ============

See accompanying summary of accounting policies and notes to financial statements.

                                      F-3
AMERICAN CAPITAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MAY 31, 2004 and 2003
                                                      2004               2003
                                               _____________      ____________
    Revenues
            Net Sales                           $          -      $         -
            Cost of Sales                             (3,952)               -
                                                 ------------     ------------
                Gross Profit                          (3,952)               -

    Operating Expenses
            General and Administrative               122,647                -
            Bad Debt                                 343,995                -
            Sales and Marketing                       13,391                -
            Impairment Expense                         6,493                -
                                                 ------------     ------------
          Total Operating Expenses                   486,526                -

                                                 ------------     ------------
          Loss from Operations                      (490,478)               -
                                                 ------------     ------------
    Other Income (Expense)
            Interest Income                            2,260                -
            Interest Expense                         (23,006)               -
            Loss on Disposition of Common Stock     (140,000)               -

                                                 ------------     ------------
                Net Other Expenses                  (160,746)               -
                                                 ------------     ------------
 Net Loss Before Other Comprehensive Losses         (651,224)               -
                                                 ------------     ------------
    Other Comprehensive Income / (Loss)
        Unrealized Holding Loss During Period       (537,604)               -
        Unrealized Holding Gain During Period         24,607)               -
                                                 ------------     ------------
    Net Other Comprehensive Loss                    (512,997)               -
                                                 ------------     ------------
Net Loss                                         $(1,164,221)     $         0
                                                 ============     ============


Basic and Diluted
 Net Loss Per Common Share                       $      (.18)     $       .00
                                                 ============     ============


Weighted Average Shares Outstanding                6,551,685                5
                                                 ============     ============


See accompanying summary of accounting policies and notes to financial statements.



                                      F-4
AMERICAN CAPITAL HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FROM JUNE 1, 2003 THROUGH MAY 31, 2004

                  Number          Add'l Paid
                    Of    At Par  in Capital  Retained  Accum. other      Total
                  Shares   Value  & Treasury  Earnings  Comprehen-  Stockholder
                  Issued  $.0001    Stock       (Loss)   sive Inc.       Equity
                ---------- ------ ----------- ---------- ---------- -----------
Balance,
 May 31, 2003           5  $   0     $    0    $     0    $     0    $       0

Cancellation of
 Common Stock held
 by eCom eCom          (5)    (0)        (0)         0          0            0

Issuance of
 Common Stock to
 eCom eCom.com Inc.
 shareholders    2,497,756    250          -          -          -         250

Issuance of
 Common Stock
 for the acquisition
 of ACHI, Inc.
 assets.        13,226,147  1,322  13,176,443        -          -   13,177,765

Issuance of
 Detachable warrants     -      -      10,050        -          -       10,050

Purchase of
 IS Direct Agency NY
 for 800,000,
 subscribed but
 unissued shares         -     80     999,920        -          -    1,000,000

Conversion of
 $500,000 Debt to
 stock - unissued        -     50     499,950        -          -      500,000

Accumulated other
 comprehensive
 loss, net               -      -          -         -    (512,997)   (512,997)

Net Operating Loss       -      -          -   (651,224)         -    (651,224)
                ---------- ------ ----------- ---------- ---------- -----------
Balance,
  May 31, 2004  15,723,903 $1,702 $14,686,363 $(651,224) $(512,997) $13,523,844
                ========== ====== =========== ========== ========== ===========



See accompanying summary of accounting policies and notes to financial statements.


                                      F-5
AMERICAN CAPITAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MAY 31, 2004 and 2003

                                                         2004         2003
                                                     ----------   ----------
Cash Flows From Operating Activities
    Cash received from customers                            -     $      -
    Cash paid to suppliers of goods
        and services                               $ (143,268)           -
    Income Taxes Paid                                       -            -
    Interest Paid                                     (13,691)           -
    Interest Received                                       -            -
                                                _______________ _____________
        Net Cash Flows Used in
         Operating Activities                        (156,959)           -
                                                _______________ _____________
Cash Flows From Financing Activities
    Proceeds of Loans from Stockholders               329,997            -
    Proceeds of Loans from Related Company             57,661            -
    Collection of Loan From Related Company            25,793            -
    Loan to Related Company                           (27,067)           -
    Loan to Related Company                          (343,995)           -
    Purchase of Common Stock                         (362,816)           -
    Loan Proceeds Converted to Common Stock           500,000            -
                                                _______________  _____________
Net Cash Flows Provided By
         Financing Activities                         179,573            -
                                                _______________  _____________
Net Increase in Cash                                   22,614            -

Cash and Cash Equivalents at
 Beginning of Period, June 1, 2003 and 2002                 0            0
                                                _______________  _____________
Cash and Cash Equivalents at
End of Period, May 31, 2004 and 2003              $    22,614     $      0
                                                ===============  =============















See accompanying summary of accounting policies and notes to financial statements.


                                     F-6

AMERICAN CAPITAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MAY 31, 2004 and 2003


                                                         2004            2003
                                                --------------   -------------

Reconciliation of Net Loss to Net Cash Flows Used in Operating Activities


    Net Loss                                     $ (1,164,221)     $        -
    Cash was increased by:
        Other Comprehensive Income                    512,997               -
        Loss on Disposition of Common Stock           140,000               -
        Valuation Loss                                  6,493               -
        Amortization                                        -               -
        Depreciation                                    3,952               -
        Bad Debt adjustment                           343,995               -
        Increase in Accounts Payable                   27,806               -
        Increase in Accrued Expenses                    1,706               -
    Cash was decreased by
        Increase in Prepaid Expenses                  (26,577)              -
        Increase in Security Deposits                  (3,110)              -
                                                _______________  _____________
        Net Cash Flows Used in
         Operating Activities                    $   (156,959)    $         -
                                                ===============  =============


Supplemental Disclosures
Of Non Cash Investing and
Financing Activities:
------------------------
On February 29, 2004 the Company acquired approximately $137,000 in notes receivable, common and preferred stock in various entities valued at $3.1 million, equipment of $47,000, intangible assets of $6,000, intellectual property valued at $3.5 million, various prepaid assets valued at $92,000, goodwill of $7.2 million and assumed $1,005,000 in debt for the issuance of 13,226,147 shares of the Company's common stock.










See accompanying summary of accounting policies and notes to financial statements.



                                      F-7
AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWELVE MONTHS ENDED MAY 31, 2004

NOTE A - NATURE OF OPERATIONS

American Capital Holdings, Inc. (the "Company") was incorporated in the State of Florida on January 27, 1999 as U S Amateur Sports Company, a wholly owned subsidiary of eCom eCom.com, Inc.("eCom") which trades on the OTC/Bulletin Board under the symbol 'ECEC.' On March 19, 2003, the Company changed its name to USA SportsNet Company, and on December 12, 2003 changed its name to American Capital Holdings, Inc. in connection with its spin off by eCom and its acquisition of certain assets of a company formerly known as American Capital Holdings, Inc. (now known as ACHI, Inc.) The Company's main office is located at 100 Village Square Crossing, Suite 202, Palm Beach Gardens, Florida 33410, and the telephone number is (561) 207-6395.

IS Direct Agency, Inc. ("ISDA") was incorporated in the State of Florida on May 20, 2004. On May 21, 2004 ISDA acquired the assets of IS Direct Agency, Inc., a New York Corporation. ISDA provides internet based term life insurance quotes.

While a wholly owned subsidiary of eCom, the Company developed an e-commerce Internet infrastructure. This product provided an affordable, user-friendly technological platform and professional resources to facilitate web business development. It also operated an on-line business as a test model using Company developed e-commerce concepts to sell sports products.

The Spin-Off. The Company was one of ten wholly owned subsidiaries of eCom, with varying business plans. In recent years, eCom concluded that it did not have the financial resources necessary to develop all of its ten business units collectively. eCom decided to spin off its subsidiaries into independent companies in the belief that independent companies, each with a distinct business, would be better able to obtain necessary funding and develop their business plans. This belief was based in part on eCom's experience with potential business partners which sought involvement with only one of eCom's subsidiaries, rather than involvement with the multi-faceted eCom.

On December 1, 2003, the Board of Directors of eCom approved the spin-off of the Company. They voted to issue to the shareholders of eCom one share of the Company for every one share of eCom owned as of the record date of January 5, 2004. Fractional shares will be purchased by the Company. No payment was required of the eCom shareholders.

Acquisition from American Capital Holdings. After the spin off of the Company was completed, the Company was presented with an opportunity to acquire certain assets of American Capital Holdings, Inc. (now known as, and referred to hereafter as ACHI). On January 12, 2004, the Company entered into an Asset Purchase Agreement with ACHI whereby the Company acquired certain assets of ACHI in return for the issuance of common stock of the Company in an amount equal to 84.1% of the total ownership of the Company. In order to accomplish this transaction, the Company effected a 20 to 1 reverse stock split, which reduced its outstanding stock to 2,497,756 shares, and agreed to issue to ACHI.


See accompanying independent accountants' audit report.
                                      F-8
AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWELVE MONTHS ENDED MAY 31, 2004

NOTE A - NATURE OF OPERATIONS (CONTINUED)

49,955,112 shares. ACHI agreed to accept the issuance of 13,561,804 shares at closing, and assigned its right to receive the 13,561,804 shares to its principle, Barney A. Richmond, now the President of the Company. The remaining 36,393,308 shares were reserved for issuance by the Company in connection with future acquisitions and financings. The Company then changed its name to American Capital Holdings, Inc., and ACHI changed its name to ACHI, Inc. Of the 36,393,308 shares reserved for future issuance, 2,162,099 shares have now been issued to the shareholders of Spaulding Ventures, LLC, in replacement of shares of ACHI to be issued to Spaulding in connection with a prior acquisition of assets by ACHI from Spaulding.


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation, Use of Estimates
The Company maintains its accounts on the accrual basis of accounting. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue
Recognition Revenue and Dividends from investments is recognized at the time the investment dividends are declared payable by the underlying investment. Capital Gains and losses are recorded on the date of sale of the investment.

Cash
Cash consists of deposits in banks and other financial institutions having original maturities of less than ninety days.

Allowance for Doubtful Accounts
It is the policy of management to review the outstanding accounts receivable at year end, as well as the bad debt write-offs experienced in the past, and establish an allowance for doubtful accounts for uncollectible amounts.

Depreciation
Property and equipment is recorded at cost and is depreciated over the estimated useful lives of the related assets. Depreciation is computed using the straight-line method.




See accompanying independent accountants' audit report.




                                      F-9
AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWELVE MONTHS ENDED MAY 31, 2004


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Amortization
The accounting for a recognized intangible asset acquired after June 30, 2001 is based on its useful life to the Company. If an intangible asset has a finite life, but the precise length of that life is not known, that intangible asset shall be amortized over management's best estimate of its useful life.
An intangible asset with a indefinite useful life is not amortized. The useful life to an entity is the period over which the asset is expected to contribute directly or indirectly to the future cash flows of that entity.

Investments
Investments are stated at the lower of cost and market value.


NOTE C -  NOTES RECEIVABLE

Notes Receivable at May 31, 2004 consist of the following:

   An 8% non-collateralized note that matures in December 2004,
   Interest is payable quarterly.  Included in the balance is
   $11,963 of accrued interest receivable.                        $ 111,963

   A 4% non-collateralized note due on demand.  Included in
   the balance is $1,989 of accrued interest receivable.             26,989
                                                                  ----------
       Total Notes Receivable                                     $ 138,952
                                                                  ==========

Management has made a determination that all of the notes receivable are collectable and therefore, has not established an allowance for doubtful accounts.


NOTE D - LOANS RECEIVABLE RELATED PARTIES

The three loans receivable from related corporate entities are non-collateralized, non-interest bearing and are due on demand.

The loans due as of May 31, 2004 are as follows:

    eCom eCom.com Inc.       $  27,067
    Freedom 4 Wireless, Inc.   343,995
     Less bad debts           (343,995)
                              ---------
        Total                $  27,067
                              =========



See accompanying independent accountants' audit report.
                                     F-10
AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWELVE MONTHS ENDED MAY 31, 2004


NOTE E - INVESTMENTS

The Company accounts for its investments in common stock using the equity method for those investments which the Company does not own a controlling interest. These investments are currently recorded at cost. The Company's share of the investors earnings or losses, if any, are not available at the date of these financial statements. No quoted market price is available for these investments.

The Company accounts for investments in common stock for which there is a quoted market price as an Available-for-Sale security under Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities.

On May 31, 2004, investments consisted of the following:

Equity Method of Accounting
Investment Securities at Cost
   @Visory, LLC                          $   112,500
   Brilliant Coatings, Inc.                  250,000
   Century Aerospace Corporation             285,000
   eSmokes, Inc.                             100,000
   Efficien, Inc.                            287,000
   Smartpill Diagnostics, Inc.               770,000
   Metroflex, Inc.                           900,000
                                          -----------
Total Equity Method Securities at Cost     2,704,500

Available-for-Sale method of accounting
  eCom eCom.com Inc.                         258,678
                                          -----------
    Total Available-for-Sale securities      258,678
                                          -----------
Total Investment Securities              $ 2,963,178
                                          ===========

Equity Method Securities:

@Visory, LLC is a limited liability company located in East Aurora NY. The Company owns 250,000 Series A units of @Visory LLC. The Company's investment amounts to 1.2% of the outstanding units of @Visory, LLC. @Visory, LLC is taxed as a partnership, not publicly traded. As of May 31, 2004 @Visory, LLC had investments in the following companies: Appraisal.com; SmartPill Diagnostics; Efficien; Liquid Matrix; Saturn Internet Reservations; StudentVoice; Synacor; and Yipee, Inc.




See accompanying independent accountants' audit report.

                                     F-11
AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWELVE MONTHS ENDED MAY 31, 2004

NOTE E - INVESTMENTS (CONTINUED)

Brilliant Coatings is a Nevada Corporation. The Company owns 15,000,000 common shares of Brilliant Coatings. The Company's investment amounts to 2.3% of the outstanding common shares of Brilliant Coatings Inc.

Century Aerospace is a Delaware Corporation. The Company owns 57,000 common shares of Century Aerospace. The Company's investment amounts to .7% of the outstanding common shares of Century Aerospace

eSmokes, Inc is a Florida Corporation. The company owns 300,000 common shares of eSmokes, Inc. The Company's investment amounts to 3.3% of the outstanding shares of eSmokes, Inc.

Efficien, Inc. is a Delaware Corporation. The Company owns 500,000 common shares of Efficien. The Company's investment amounts to 11.9% of the outstanding common shares of Efficien, Inc. Efficent specializes in the development of internet based applications to improve the efficiency of hospital supply and material flow through an integrated application service provider (ASP) solution.

SmartPill Diagnostics, Inc. is a Delaware Corporation. The Company owns 1,194,824 Series A preferred shares of SmartPill Diagnostics, Inc. The Company's investment amounts to 11.60% of the outstanding shares of SmartPill Diagnostics, Inc. SmartPill Diagnostics is a leading developer of SmartPill
Capsule endoscopy technology.   About the size of a vitamin pill, the SmartPill
Capsule is a capsule endoscopy device that uses patented technology to measure peristaltic pressure, pH and transit time, and determine real-time location; factors that aid Gastroenterologists in the diagnosis of such GI motility disorders as Gastroparesis and Dyspepsia. The patient benefits from a more accurate diagnosis and a more comfortable, non-invasive, non-surgical approach to GI exploratory examinations.


Metroflex, Inc. is a Delaware Corporation. The Company owns 900,000 common shares of Metroflex, Inc. Metroflex's MetroFlexCard operates as a MasterCard debit card. The card enables employers to set up programs through which employees can pay for commuter expenses-mass transit and parking expenses on a pretax basis.

Available-for-Sale Securities:

eCom eCom.com, Inc. is a Florida Corporation and trades on the OTC/BB:ECEC. The company which was the former parent of USA SportsNet Company now American Capital Holdings, Inc., owns 1,437,100 common shares of eCom. The Company's investment amounts to 2.9% of the outstanding shares of eCom. The cost for this investment as of May 31, 2004 was $235,071. On May 31, 2004 the market value based on a closing bid price of 0.16 per share was $258,678. The difference in cost versus market value is recorded as Accumulated Other Comprehensive Income of $23,607.

See accompanying independent accountants' audit report.
                                     F-12
AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWELVE MONTHS ENDED MAY 31, 2004


NOTE F - PROPERTY AND EQUIPMENT

Equipment consisting of various Cisco routers, switches, cables, and dual speed hubs were acquired from a company owned by a majority stockholder of American Capital Holdings, Inc. The equipment is being used to support a hosting operations center. Depreciation expense of $3,952 has been recorded as of May 31, 2004.


NOTE G - PREPAID EXPENSES

Prepaid expenses consist principally of amounts paid for auditing work for the Company, along with marketing and research material to be used for investor relations.


NOTE H - INTANGIBLE ASSETS


On February 29, 2004, the Company received intellectual property rights when it acquired 53,910,922 common shares of Air Media Now, Inc. from a related company. The fair value of the publicly traded shares at date of receipt was $3,469,622. The Intellectual property rights were not amortized at February 29, 2004. Management reviews intangible assets for impairment annually. Intangible assets with a finite useful life acquired after June 30, 2001 are amortized over their useful lives to the company. Intangible assets acquired after June 30, 2001 having a infinite useful life are recovered at their fair value and are not amortized. Management reviews all intangible assets for impairment annually. Market value of the Air Media Now property decreased between February 29, 2004 and May 31, 2004. This decrease has been recorded has been recorded as a decrease in paid in capital of $536,604.


NOTE I - OTHER ASSETS

Other assets consist primarily of security deposits on the lease of office facilities.


NOTE J - Loan Payable Related Party

A non-interest bearing, non-collateralized loan payable to a related company in the amount of $57,681 is due on demand.






See accompanying independent accountants' audit report.

                                     F-13
AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWELVE MONTHS ENDED MAY 31, 2004


NOTE K - PROMISSORY NOTES

Promissory Notes as of May 31, 2004 consisted of:
                                                        May 31, 2004
                                                      ---------------
Four interest bearing, non-collateralized
loans.  The loans have various maturities
throughout 2004.                                         $ 494,950
                                                         ----------
     Total Notes Payable                                   494,950
     Less Current Portion                                 (494,950)
                                                         ----------
     Net Long-term Debt                                  $       0
                                                         ==========
The short-term notes payable mature as follows:
     May 31, 2004                                        $ 494,950
                                                         ==========
Two non-interest bearing, non-collateralized loans
     due on demand                                       $ 340,027
                                                         ==========

The notes and loans can be converted to shares of the Company's $.0001 par value common stock at the option of the holder. The notes pay interest at 10% per annum. Interest is paid quarterly. The loan can be converted at 80% of the average closing price of Company's common stock for the preceding five (5) consecutive trading days with a floor of $1. The holder of a $500,000 10% note payable with accrued interest of $9,315 agreed on May 7, 2004 to convert their debt to common shares. By Agreement, the shares of common stock at conversion will not be issued until the effective date of the Company's filings with the United States Securities & Exchange Commission.

NOTE L - WARRANTS

The Company has issued 1,005,000 (505,000 + 500,000) detachable warrants for each dollar of debt as described in Note K above. Management has determined that the value of the detachable warrants to be $.01 on the date of issuance and have charged paid in capital $10,050 during the period. Each warrant entitles the holder to purchase one (1) share of common stock at $.01. The Company also issued 400,000 warrants to one of the former owners of IS Direct Agency for providing his insurance licensing in all fifty states. The warrants can be exercised for $.01 each. An additional 216,209 warrants were issued in connection with the Spaulding acquisition, one warrant for every ten shares owned. Each unit of Spaulding entitled the owner to one warrant with an exercise price of $6.00 each.





See accompanying independent accountants' audit report.

                                     F-14
AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWELVE MONTHS ENDED MAY 31, 2004


NOTE L - WARRANTS (CONTINUED)

The following is a summary of warrants through May 31, 2004:

       Outstanding warrants at the beginning of the year           0
       Warrants issued                                     1,621,209
       Warrants expired                                            0
       Warrants exercised                                          0
                                                         ------------
       Warrants outstanding at May 31, 2004                1,621,209

The warrants expire as follows:

       Expiration Date                  Number of Warrants
       --------------------             ------------------
       September 30, 2004                       75,000
       January 31, 2005                        130,000
       August 15, 2005                         300,000
       December 15, 2005                       500,000
       December 31, 2005                       216,209
       Warrants expiring beyond 2005           400,000
                                          -------------
                                             1,621,209
                                          =============


NOTE M - COMMITMENTS AND CONTINGENCIES

The Company leases approximately 1200 feet office facilities in Palm Beach Gardens, Florida under an operating lease of $3,297 per month which expires on January 31, 2005. ISDA leases approximately 200 square feet of office facilities in Buffalo, NY under a month to month agreement of $425.00 per month.Future minimum lease payments including sales tax as of May 31, 2004 are:
Fiscal Years ending:

            May 31, 2005                        26,373
                                               -------
            Total Minimum Lease Payments      $ 26,373

Rent expense for the Twelve month period ending May 31, 2004 was $8,579.


NOTE N - INCOME TAXES

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carry-forward as of May 31, 2004 totals approximately $495,000. These carry-forwards, which will be available to offset future taxable income, and expire beginning in May 31, 2024.

See accompanying independent accountants' audit report.
                                     F-15
AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWELVE MONTHS ENDED MAY 31, 2004


NOTE N - INCOME TAXES (CONTINUED)

The Company does not believe that the realization of the related net deferred tax asset meets the criteria required by generally accepted accounting principles and, accordingly, the deferred income tax asset arising from such loss carry forward has been fully reserved.

The Company accounts for income taxes in accordance with FASB Statement No. 109, Accounting for Income Taxes (FASB 109). Under FASB 109, income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related to certain income and expenses recognized in different periods for financial and income tax reporting purposes. Deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

Deferred taxes also are recognized for operating losses and tax credits that are available to offset future taxable income and income taxes, respectively. A valuation allowance is provided if it is more likely than not that some or all of the deferred tax assets will not be realized.


NOTE O - STOCKHOLDERS' EQUITY

To facilitate the purchase of the assets of ACHI, the Company recorded a one for twenty reverse split on the Effective Date of the currently outstanding common stock, while maintaining the conversion and exercise prices of the Senior Notes, the Secured Notes, the Subordinated Notes and the related warrants. All prior period share and per-share amounts have been restated to account for the reverse split. Any fractional shares remaining after the reverse split will be paid out in cash to the shareholder on the Effective Date.

Warrants were granted to Promissory Noteholders with detachable warrants. Management has determined that the fair value of each warrant is $0.01.

The computation of diluted loss per share before extraordinary item for the year ended May 31, 2004 does not include shares from potentially dilutive securities as the assumption of conversion or exercise of these would have an antidilutive effect on loss per share before extraordinary items. In accordance with generally accepted accounting principles, diluted loss per share from extraordinary item is calculated using the same number of potential common shares as used in the computation of loss per share before extraordinary items.

NOTE P - DEFERRED TAX ASSET

Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company's assets and

See accompanying independent accountants' audit report.
                                     F-16
AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWELVE MONTHS ENDED MAY 31, 2004

liabilities. Temporary differences, net operating loss carry forwards and valuation allowances comprising the net deferred taxes on the balance sheets is as follows:

                                                      May 31, 2004
                                                     --------------
         Loss carry forward for tax purposes          $    495,075
                                                     ==============
         Deferred tax asset (34%)                          168,326
         Valuation allowance                              (168,326)
                                                     --------------
         Net deferred tax asset                                  -
                                                     ==============

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carry-forward as of May 31, 2004 was approximately
$495,000. These carry-forwards, which will be available to offset future taxable income, will expire through the year 2024.

The Company does not believe that the realization of the related net deferred tax asset meets the criteria required by generally accepted accounting principles and, accordingly, the deferred income tax asset arising from such loss carry forward has been fully reserved.


NOTE Q - RELATED PARTY TRANSACTIONS

The Company has accounts receivables due from two related company entities. eCom eCom.com, Inc. owes $27,067 for services paid to the Company's transfer agent and accountant. Freedom 4 Wireless, Inc. owes the Company $343,995 for working capital and inventory purchased by ACHI, subsequently purchased by the Company on February 29, 2004. These related party transactions totaled $371,062 on May 31, 2004.


NOTE R - RECENT ACCOUNTING PRONOUNCEMENTS

The FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations with an effective date for financial statements issued for fiscal years beginning after June 15, 2002. The statement addresses financial accounting and reporting for obligations related with the retirement of tangible long-lived assets and the costs associated with asset retirement. The statement requires he recognition of retirement obligations which will, therefore, generally increase liabilities; retirement costs will be added to the carrying value of long-lived assets, therefore, assets will be increased; and depreciation and accretion expense will be higher in the later years of an assets life than in earlier years. The Company adopted SFAS No. 143 at January 1, 2002. The adoption of SFAS No. 143 had no impact on the Company's operating results or financial positions.

See accompanying independent accountants' audit report.
                                     F-17
AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWELVE MONTHS ENDED MAY 31, 2004


NOTE R - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

The FASB also issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets and is effective for financial statements issued for fiscal years beginning January 1, 2002. This statement addresses financial accounting and reporting for the impairment or the disposal of long-lived asset. An impairment loss is recognized if the carrying amount of a long-lived group exceeds the sum of the undiscounted cash flow expected to result from the use and eventual disposition of the asset group. Long-lived assets should be tested at least annually or whenever changes in circumstances indicate that its carrying amount may not be recoverable. This statement does not apply to goodwill and intangible assets that are not amortized. The Company adapted SFAS No. 144 in the first quarter of 2002. The adoption of SFAS No. 144 had no impact on the Company's operating results or financial position.

In April 2002, the FASB issued SFAS No. 145, "Rescission of the FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections"("SFAS No. 145"). SFAS No. 145 eliminates the requirement to classify gains and losses from the extinguishment of indebtedness as extraordinary, requires certain lease modifications to be treated the same as a sale-leaseback transaction, and makes other non-substantive technical corrections to existing pronouncements. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. SFAS No. 145 was adopted on June 1, 2003 and did not have a material effect on the Company's financial position or results of operations.

The FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" and is effective for financial instruments entered into after May 31, 2003. This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability because that financial instrument embodies an obligation of the issuer. The Company has adopted SFAS No. 150 and the adoption has had no impact on the Company's operating results or financial position.

Goodwill and intangible assets acquired prior to July 1, 2001 will continue to be amortized and tested for impairment in accordance with pre- SFAS No. 142 requirements until adoption of SFAS No. 142. Under the provision of SFAS No.142, intangible assets with definite useful lives will be amortized to their estimated residual values over those estimated useful lives in proportion to the economic benefits consumed. Such intangible assets remain subject to the impairment provisions of SFAS No. 121. Intangible assets with indefinite useful lives will be tested for impairment annually in lieu of being amortized. The impact of adopting SFAS Nos. 141 and 142 will not cause a material change in the Company's consolidated financial statements as of the date of this report.


See accompanying independent accountants' audit report.

                             F-18


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During the last two fiscal years, the Company has not had any changes in or disagreements with its accountants.

Item 8A. Controls and Procedures.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time frames specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and its Chief Financial Officer, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control, objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and within the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.


                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS.

The following individuals are our executive officers and the members of our board of directors. Each director is elected at our annual meeting of shareholders and holds office until the next annual meeting of shareholders, or until his or her successor is elected and qualified. Our by-laws permit the board of directors to fill any vacancy and such director may serve until the next annual meeting of stockholders or until his or her successor is elected and qualified. The board of directors elects officers annually and their terms of office are at the discretion of the board.





                                    28

Name                    Age                    Positions Held
---------------------   ---             ---------------------------------
Barney A. Richmond       53                Chairman/President/Secretary
                                                   Director

Richard C. Turner        45                Treasurer/Chief Financial
Officer/Director

Mathew Salmon            46                Director

Barry M. Goldwater, Jr.  66                Director

Douglas Sizemore         74                Director

Norman E. Taplin         54                Director

Michael Camilleri        51                Director


Barney A. Richmond has been President and a Director of the Company since its acquisition of certain assets from ACHI in January 2004, and was President and a Director of ACHI prior to that time. From 1985 to the present, Mr. Richmond has been an independent advisor and investor in assisting companies, as well as individuals, regarding public offerings, mergers, reverse mergers and a variety of corporate financing issues. Mr. Richmond has also been an investor in numerous reorganizations and business turnarounds, including many substantial bankruptcy reorganizations. Mr. Richmond has been a member of the Boards of Directors of The Richmond Company, Inc., Benny Richmond, Inc., 877 Management Corporation, King Technologies, Inc., King Radio Corporation, United States Financial Group, Inc., JSV Acquisition Corporation, Chase Capital, Inc, Berkshire International, Inc. and Dunhall Pharmaceuticals, Inc.

Richard C. Turner has been Treasurer and Chief Financial Officer of the Company since June 2001, and became a Director of the Company in February 2004. From September 1990, until he joined the Company in June 2001, Mr. Turner was employed as an accountant by Glenn G. Schanel, CPA, where he was responsible for corporate and individual tax returns, business write-up services, and business consulting services, including computer and database management.
Prior to 1990, Mr. Turner was Vice President of Finance at First American Bank, Lake Worth, Florida, where he was responsible for the bank's financial reporting, budgeting and cost accounting.

Michael Camilleri has been a Director of the Company since November 2004, and holds a number of positions within the insurance industry. He is a principal of Preferred Insurance Capital Consultants, LLC. Preferred specializes in actuarial, litigation support and insurance management consulting services. Mr. Camilleri serves as a director and General Counsel of First Commercial Insurance Company, and as a director and officer of various insurance related affiliates of First Commercial. Mr. Camilleri is also President of Newport Star Reinsurance Company, Inc.; a director and Vice President of CEIB Marketing Group, LLC; President, Treasurer and Vice President of Spoleto Holdings, LLC; and Manager of Power One Real Estate Investments, LLC. Within the last five years, Mr. Camilleri has also served as Secretary of Accident Insurance Company, Inc., President and CEO of AmTrust Insurance Company, and Senior Vice President of Insurance Services Offices, Inc.. From 1996 to 1999, he was

                                    29
President of Insurance Data Resources, Inc. (IDR) and IDR Statistical Services, Inc. (IDRSS), national workers compensation rating organizations. Prior to joining IDR in 1996, Mr. Camilleri was a senior partner and head of the insurance regulatory and health practices for Adorno & Zeder, P.A. From 1978 to 1991 he was with the National Council on Compensation Insurance, Inc. (NCCI), where he served as Senior Vice President and General Counsel. At NCCI, Mr. Camilleri directed the Legal, National Affairs, Public Affairs and Residual Markets division. During his career with NCCI, he managed countrywide workers compensation assigned risk plans and reinsurance pools, established a prototype National Affairs Department, managed all internal and external affairs, provided oversight on multi state and federal issues including testimony before U.S. Congress, and served as Secretary to the Board of Directors. Mr. Camilleri is the author of texts and articles on workers compensation and health care and is a frequent speaker on workers compensation and health related issues at national conferences.

Barry M. Goldwater, Jr., has been a Director of the Company since November 2004. Mr. Goldwater is President of B2 Solutions, which represents client companies before Congress and various branches of the United States Government, as well as the California and Arizona state legislatures . Prior to joining B2 Solutions, Mr. Goldwater served as a General Partner for 13 equipment leasing partnerships. Mr. Goldwater's background includes 14 years as a United States Congressman and 8 years as a Series 7 Registered Representative in the securities brokerage industry and a member of the New York Stock Exchange. ..While in Congress, Mr. Goldwater served on committees that had jurisdiction over Energy, Aviation, Space, Defense and Public Works. Mr. Goldwater served on the Joint Committee on Energy, which responded to the oil crisis on 1974.

Matthew Salmon has been a Director of the Company since January 2004. Since November 2000, Mr. Salmon has been President of Upstream Consulting, a Public Affairs consulting company. From November 1994 until November 2000, Mr. Salmon served in the United States House of Representatives, representing Arizona's First Congressional District.

Douglas Sizemore has been a Director of the Company since November 2004. Mr. Sizemore has been President of Accident Insurance Company, Inc., since 2003, and has also been a self-employed insurance consultant since 2000. From 1995 to 2000, Mr. Sizemore was Commissioner of Insurance for the State of Tennessee. Prior to his position as Commissioner of Insurance, Mr. Sizemore was President of Johnston City Insurance Agency, Inc., dating back to 1959.

Norman E. Taplin has been a Director of the Company since November 2004. Mr. Taplin is an attorney, concentrating his practice in the areas of regulatory insurance, administration law, corporate and commercial law representing companies, industries, business matters involving governmental regulation, the securing and maintaining of licenses, governmental approvals and other regulatory issues, real estate, estate planning and probate. He is also involved in matters regarding the establishment of new businesses, real estate developments, and other transactions which may or may not involve governmental regulation. Mr. Taplin has been active in insurance matters since 1975 and has represented a variety of insurance companies in the United States, District of Columbia and select foreign jurisdictions. He is also a member of NALC, and has been appointed to the Hurricane Advisory Board in Georgia.



                                    30
Our Board of Directors has determined that we have at least one financial expert, Richard C. Turner, serving on our audit committee. Since Mr. Turner is an officer of the Company, as well as a director, he is not considered independent.

A Code of Ethics that applies to our chief executive and senior financial officers, as well as a Code of Business Conduct and Ethics that applies to all employees, have been drafted and presented to our Board of Directors for review. Both Codes will be considered for adoption by the Board of Directors at its next meeting.

ITEM 10. EXECUTIVE COMPENSATION.

Prior to January 5, 2004, when the Company was spun off from eCom, our executive officers were paid by eCom. After the Company was spun off from eCom, Richard C. Turner, our Chief Financial Officer, has been paid an annual salary of $50,000, plus a minimum annual bonus of $50,000. No other executive officer currently receives compensation from the Company.

We have agreed to issue to our independent directors, but have not yet issued, warrants to purchase a total of 1,500,000 shares of our Common Stock at an exercise price of $.01 per share, as compensation for their directorial and consulting services.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

As of May 31, 2004, and as of January 15, 2005, there were a total of 15,723,903 shares of the Company's stock outstanding. In addition, as of January 15, 2005, there were 2,250,000 shares of common stock subscribed for, but not yet issued, pursuant to the conversion of certain convertible notes previously issued by the Company. In addition, the Company has issued warrants to purchase an additional 1,931,209 shares of common stock, and has committed to issue another 4,500,000 warrants to purchase common stock. The table below shows the number of shares of common stock held as of January 15, 2005, by (a) each director and executive officer of the Company, (b) the directors and executive officers of the Company as a group, and (c) each person known by us to be the beneficial owner of more than 5% of the Company's outstanding stock. All percentages assume the shares currently subscribed for are issued and assumes all of the warrants are issued and exercised.

                                           Number of             % of Shares
Name and Address                           Shares Owned          Outstanding
-----------------------                    --------------      ---------------
Barney A. Richmond, Director & President       7,084,048             29.0%
601 Seafarer Circle
Jupiter, FL 33477

Richard C. Turner, Director &
Chief Financial Officer                          230,870               .9%
4200 Oak Street
Palm Beach Gardens, FL 33418

Matthew Salmon, Director                         500,000(1)           1.9%
2700 N. 3rd Street, Suite 2012
Phoenix, AZ  85004

                                    31
Barry M. Goldwater, Jr., Director                250,000(1)           1.0%
3104 E. Camelback, Suite 274
Phoenix, AZ  85016

Douglas Sizemore, Director                       250,000(1)           1.0%
707 Rambling Road
Johnson City, TN 37604

Norman E. Taplin, Director                       250,000(1)           1.0%
1555 Palm Beach Lakes Blvd, Ste 1510
West Palm Beach, FL 33401

Michael Camilleri, Director                      250,000(1)           1.0%
2101 NW Corporate Blvd. Suite 415
Boca Raton, FL 33431

David W. Pong(2)                               2,000,000              8.2%
161 San Antonio Way
Sacramenta, CA 95819
-----------------------                    --------------      ---------------
All Directors & Executive Officers
     as a group (7 persons)                    8,814,918             36.1%

(1) Represents warrants to purchase common stock which the Company has Committed to issue.

(2) All shares are held by the David W. Pong Revocable Trust. Includes 380,000 shares currently owned, 810,000 shares to be issued pursuant to the conversion of convertible notes held by the Trust, and warrants to purchase an additional 810,000 shares.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

There have been no transactions, and there are no proposed transactions, between the Company and any of its Directors, executive officers or beneficial owners of five percent or more of the Company's Common Stock, or any member of their immediate families, as to which the Director, officer, beneficial owner, or family member had a material interest.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

Exhibit No.       Description
          31.1  Certification of principal executive officer

          31.2  Certification of principal financial officer

          32    Section 1350 Certification

(b) Reports on Form 8-K

The Company filed no reports on Form 8-K during the period covered by this
Report.
                                    32
ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees.

The aggregate fees billed to the Company for professional services rendered for the audit of the Company's annual financial statements, review of the Company's quarterly financial statements, and other services normally provided in connection with statutory and regulatory filings or engagements was $0 for the fiscal year ended May 31, 2003, and $23,625 for the fiscal year ended May 31, 2004.

Other Fees.

Other fees billed to the Company by accountants for consultation services, research and client assistance totaled $0 for the fiscal year ended May 31, 2003, and $0 for the fiscal year ended May 31, 2004.


SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Capital Holdings, Inc.
(Registrant)

By   /s/ Barney A. Richmond
     ----------------------
     Barney A. Richmond, President
Date  January 31, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By   /s/ Barney A. Richmond
     ----------------------
   Barney A. Richmond, President and Director
Date  January 31, 2005

By   /s/ Richard C. Turner
     ---------------------
     Richard C. Turner, Chief Financial Officer and Director
Date  January 31, 2005

By   /s/ Michael Camilleri
     ---------------------
   Michael Camilleri, Director
Date  January 31, 2005

By   /s/ Norman E. Taplin
     --------------------
     Norman E. Taplin, Director
Date   January 31, 2005

                                    33
Exhibit 31.1

I, Barney A. Richmond, certify that:

(1) I have reviewed this Annual Report on Form 10-KSB of American Capital Holdings, Inc.;

(2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3) Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

(4) The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

(5) The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: January 31, 2005

   /s/ Barney A. Richmond
-----------------------------
Barney A. Richmond, President
Exhibit 31.2

I, Richard C. Turner, certify that:

(1) I have reviewed this Annual Report on Form 10-KSB of American Capital Holdings, Inc.;

(2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3) Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

(4) The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

(5) The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: January 31, 2005

   /s/ Richard C. Turner
---------------------------
Richard C. Turner, Chief Financial Officer

Exhibit 32
 In connection with the Annual Report of American Capital Holdings, Inc. (the "Company") on Form 10-KSB for the period ending May 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Barney A. Richmond, President of the Company, and Richard C. Turner, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

     (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


           /s/ Barney A. Richmond
          -----------------------
     Barney A. Richmond, President
     January 31, 2005


           /s/ Richard C. Turner
          -----------------------
     Richard C. Turner, Chief Financial Officer