Form 10QSB
period 2004-08-31
AMERICAN CAPITAL HOLDINGS INC
filed 2005-02-01
CIK 1288012

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                Form 10-QSB
           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended August 31, 2004
                     Commission File Number 000-50776

                      AMERICAN CAPITAL HOLDINGS, INC.
------------------------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

        Florida                                       65-0895564
--------------------------------              --------------------------------
 (State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                    Identification No.)

                       100 VILLAGE SQUARE CROSSING, SUITE 202
                         PALM BEACH GARDENS, FLORIDA  33410
------------------------------------------------------------------------------
                    (Address of principal executive offices)

                               (561) 207-6395
------------------------------------------------------------------------------
            (Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes [ X ]    No [   ]

As of August 31, 2004 the issuer had 15,723,903 shares of common stock, $.0001 Par Value, outstanding.

Transitional Small Business Disclosure format:  Yes [   ]   No [ X ]


















AMERICAN CAPITAL HOLDINGS, Inc.            Form 10-QSB     AUGUST 31, 2004

                                       INDEX
                                                                    PAGE NO.

PART I    FINANCIAL INFORMATION

ITEM 1    FINANCIAL STATEMENTS

          Independent Accountants' Report . . . . . . . . . . . . . .  3

          Consolidated Balance Sheets
           August 31, 2004 and May 31, 2004 . . . . . . . . . . . . .  4

          Consolidated Statement of Operations
           Three Months Ended August 31, 2004 and August 31, 2003 . .  5

          Consolidated Statement of Changes in Shareholders' Equity
           from June 1, 2003 Through August 31, 2004  . . . . . . . .  6

          Consolidated Statement of Cash Flows
           for the Three Months Ended August 31, 2004 and 2003  . . .  7

          Notes to Consolidated Financial Statements  . . . . . . . .  9


ITEM 2 Management's Discussion and Analysis or Plan of Operation  . . 21

ITEM 3 Controls and Procedures  . . . . . . . . . . . . . . . . . . . 24


PART II       OTHER INFORMATION


ITEM 1 Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . 25

ITEM 2 Unregistered Sales Of Equity Securities and Use Of
       Proceeds . . . . . . . . . . . . . . . . . . . . . . . . . . . 25

ITEM 3 Defaults Upon Senior Securities  . . . . . . . . . . . . . . . 26

ITEM 4 Submission Of Matters to a Vote Of Security Holders. . . . . . 26

ITEM 5 Other Information  . . . . . . . . . . . . . . . . . . . . . . 26

ITEM 6 Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . 26

SIGNATURES AND CERTIFICATIONS . . . . . . . . . . . . . . . . . . . . 26








                                     2

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
                               (561) 626-0400

Thomas B. Andres, C.P.A.*, C.V.A.                     FAX (561) 626-3453
Paul M. Wieseneck, C.P.A.
*Regulated by the State of Florida


                       Independent Accountants' Report


To the Board of Directors and Stockholders
American Capital Holdings, Inc.
Palm Beach Gardens, Florida

We have reviewed the accompanying consolidated balance sheet of American Capital Holdings, Inc. as of August 31, 2004 and the related consolidated statements of operations and cash flows for the three months ended August 31, 2004 and 2003, and statement of changes in shareholders' equity from June 1, 2003 through August 31, 2004, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of American Capital Holdings, Inc.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.



/s/Wieseneck, Andres & Company, P.A.


North Palm Beach, Florida
November 17, 2004










                                     3
AMERICAN CAPITAL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEET
                                                AUGUST 31, 2004   MAY 31, 2004
ASSETS
    Current Assets
         Cash and Cash Equivalents              $     220,873  $      22,614
         Notes Receivable                             141,212        138,952
         Loans Receivable Related Parties (net)       388,936         27,067
         Prepaid Expenses                              95,162         87,197
         Marketable Securities                      2,495,065      2,963,178
         Other Current Assets                         100,000              -
                                                  ------------   ------------
             Total Current Assets                   3,441,248      3,239,008
                                                  ------------   ------------

    Property and Equipment, net                        40,862         43,472
                                                  ------------   ------------
    Other Assets
         Intangible Assets, net                     1,887,116      2,960,668
         Goodwill                                   8,209,071      8,209,071
         Security Deposit                               3,110          3,110
                                                  ------------   ------------
             Total Other Assets                    10,099,297     11,172,849
                                                  ------------   ------------
TOTAL ASSETS                                    $  13,581,407  $  14,455,329
                                                  ============   ============
LIABILITIES & STOCKHOLDERS' EQUITY
  Liabilities
         Current Liabilities
            Accounts Payable                    $      23,235  $      27,806
            Accrued Expenses                           12,879         11,021
            Loan Payable Related Parties              318,954         57,681
            Current Portion of Notes
                and Loans Payable                   1,059,977        834,977
                                                  ------------   ------------
            Total Current Liabilities               1,415,045        931,485
                                                  ------------   ------------
     Total Liabilities                              1,415,045        931,485
                                                  ------------   ------------
     Stockholders' Equity
         Common Stock $.0001 par value, 100 million
          shares authorized, 15,723,903 shares issued
          and outstanding, 1,325,000 unissued           1,705          1,702
         Paid-in-Capital                           14,711,360     14,686,363
         Accumulated Deficit                         (917,386)      (651,224)
         Accumulated Comprehensive Loss            (1,629,317)      (512,997)
                                                  ------------   ------------
  Total Stockholders' Equity                       12,166,362     13,523,844
                                                  ------------   ------------
TOTAL LIABILITIES & STOCHHOLDERS' EQUITY         $ 13,581,407  $  14,455,329
                                                  ============   ============

See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.


                                     4
AMERICAN CAPITAL HOLDINGS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED
AUGUST 31, 2004 AND 2003

                                             AUGUST 31, 2004   AUGUST 31, 2003

       Revenues
               Net Sales                       $         66      $          -
               Cost of Sales                         (4,010)                -
                                                ------------      ------------

                   Gross Profit                      (3,944)                -

       Operating Expenses
               General and Administrative           243,862                 -
               Sales and Marketing                   13,551                 -
               Amortization                           1,299                 -
                                                ------------      ------------
             Total Operating Expenses               258,712                 -

                                                ------------      ------------
             Loss from Operations                  (262,656)                -
                                                ------------      ------------
       Other Income (Expense)
               Interest Income                        2,464                 -
               Interest Expense                     (12,604)                -
               Gain on Disposition
                  of Marketable Securities            6,636                 -
                                                ------------      ------------
                   Net Other Expenses                (3,506)                -
                                                ------------      ------------
    Net Loss Before Other Comprehensive Losses     (266,162)                -

       Other Comprehensive Income / (Loss)
           Unrealized Holding Loss During Period (1,116,320)                -
                                                ------------      ------------
       Total Comprehensive Loss                  (1,116,320)                -
                                                ------------      ------------
    Net Loss                                   $ (1,382,482)     $          0
                                                ============      ============


Basic and Diluted
 Net Loss Per Common Share                     $       (.09)     $          -
                                                ============      ============


Weighted Average Shares Outstanding              15,723,903                 5
                                                ============      ============



See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

                                     5
AMERICAN CAPITAL HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FROM JUNE 1, 2003 THROUGH AUGUST 31, 2004

                                  Add'l Paid
               Number of  At Par  in Capital  Retained  Accum. other      Total
                  Shares   Value  & Treasury  Earnings  Comprehen-  Stockholder
                  Issued  $.0001    Stock       (Loss)   sive Inc.       Equity
                ---------- ------ ----------- ---------- ---------- -----------
Balance 6/01/03         5  $   0      $    0   $     0    $      0   $       0

Cancellation of Common Stock
 held by eCom eCom     (5)    (0)         (0)        0           0           0

Issuance of Common Stock
To eCom eCom.com Inc.
 shareholders    2,497,756    250          -         -           -         250

Issuance of Common Stock
 for the acquisition
 of ACHI, Inc.
assets.         13,226,147  1,322  13,176,443        -           -  13,177,765

Issuance of
 detachable warrants     -      -      10,050        -           -      10,050

Purchase of IS Direct
 Agency NY for 800,000,
 subscribed but
 unissued shares         -     80     999,920        -           -   1,000,000

Conversion of
 $500,000 Debt
 to stock - unissued     -     50     499,950        -           -     500,000

Accumulated other
 Comprehensive loss      -      -          -         -    (512,997)   (512,997)

Net Operating Loss       -      -          -   (651,224)         -    (651,224)
                ---------- ------ ----------- ---------- ---------- -----------
Balance 5/31/04 15,723,903  1,702  14,686,363  (651,224)  (512,997) 13,523,844

Sale of 25,000
 shares of Common
 Stock - unissued        -      3      24,997        -           -      25,000

Accumulated other
 Comprehensive Loss      -      -          -         -  (1,116,320) (1,116,320)

Net Operating Loss       -      -          -   (266,162)         -    (266,162)
                ---------- ------ ----------- ---------- ---------- -----------
Balance 8/31/04 15,723,903 $1,705 $14,711,360 $(917,386)$(1,629,317)$12,166,362
                ========== ====== =========== ========== ========= ============

See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                     6
AMERICAN CAPITAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED AUGUST 31, 2004 AND 2003

                                             AUGUST 31, 2004   AUGUST 31, 2003


Cash Flows From Operating Activities
    Cash received from customers               $         66      $          -
    Cash paid to suppliers of goods
        and services                               (270,080)                -
    Income Taxes Paid                                     -                 -
    Interest Paid                                   (10,616)                -
    Interest Received                                   204                 -
                                              _______________  _______________
        Net Cash Flows Used in
         Operating Activities                      (280,426)                -
                                              _______________  _______________
Cash Flows From Investing Activities
    Purchase of Equipment                            (1,400)                -
    Deposit Made on Insurance Carrier in Escrow    (100,000)                -
    Sale of Marketable Securities                   776,636                 -
    Purchase of Marketable Securities              (375,000)                -
                                              _______________  _______________
        Net Cash Flows Provided By
         (Used In) Investing Activities             300,236                 -
                                              _______________  _______________
Cash Flows From Financing Activities
    Loans from Related Companies                  1,084,993                 -
    Repayment of Loans from Related Companies      (906,543)                -
    Proceeds from Sale of Stock                      25,000                 -
    Payments on Notes Payable                       (25,000)                -
                                              _______________  _______________
        Net Cash Flows Provided By
         Financing Activities                       178,450                 -
                                              _______________  _______________
Net Increase / (Decrease) in Cash                   198,260                 -

Cash and Cash Equivalents at
 Beginning of Period, June 1, 2004 and 2003          22,614                 0
                                              _______________  _______________
Cash and Cash Equivalents at
End of Period, August 31, 2004 and 2003        $    220,874     $           0
                                              ===============  ===============






See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.




                                     7
AMERICAN CAPITAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED AUGUST 31, 2004 AND 2003


Reconciliation of Net Loss to Net Cash Flows Used in Operating Activities

                                             AUGUST 31, 2004   AUGUST 31, 2003

    Net Income (Loss)                          $ (1,382,482)     $          -
    Cash was increased by:
        Increase in accrued expenses
         Other Comprehensive Income               1,116,320                 -
         Valuation Loss
         Amortization                                 1,299                 -
         Depreciation                                 4,010                 -
         Increase in Accrued Expenses                 1,858                 -
    Cash was decreased by
         Gain on Sale of Marketable Securities       (6,636)
         Decrease in Accounts Payable                (4,571)                -
         Increase in Notes Receivable                (2,260)                -
         Increase in Prepaid Expenses                (7,964)                -
                                              _______________  _______________
        Net Cash Flows Used in
         Operating Activities                  $   (280,426)    $           -
                                              ===============  ===============





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








See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.





                                     8
AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2004

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

Acquisition from American Capital Holdings. After the spin off of the Company was completed, the Company was presented with an opportunity to acquire certain assets of American Capital Holdings, Inc. (now known as, and referred to hereafter as ACHI). On January 12, 2004, the Company entered into an Asset Purchase Agreement with ACHI whereby the Company acquired certain assets of ACHI in return for the issuance of common stock of the Company in an amount equal to 84.1% of the total ownership of the Company. In order to accomplish this transaction, the Company effected a 20 to 1 reverse stock split, which reduced its outstanding stock to 2,497,756 shares, and agreed to issue to ACHI


See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                     9
AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2004

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

Revenue Recognition
Revenue and Dividends from investments is recognized at the time the investment dividends are declared payable by the underlying investment. Capital Gains and losses is recorded on the date of sale of the investment.

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

Amortization
The accounting for a recognized intangible asset acquired after June 30, 2001 is based on its useful life to the Company. If an intangible asset has a finite life, but the precise length of that life is not known, that intangible


See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

                                    10
AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2004

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

asset shall be amortized over management's best estimate of its useful life.
An intangible asset with a indefinite useful life is not amortized. The useful life to an entity is the period over which the asset is expected to contribute directly or indirectly to the future cash flows of that entity.

Investments
Investments are stated at the lower of cost and market value.


NOTE C -  NOTES RECEIVABLE

Notes Receivable at August 31, 2004 consist of the following:

   An 8% non-collateralized note that matures in December 2004, interest is payable quarterly.  Included in the balance is
   $13,971 of accrued interest receivable.                         $113,971

   A 4% non-collateralized note due on demand.  Included in
   the balance is $2,241 of accrued interest receivable.             27,241
                                                                  ----------
       Total Notes Receivable                                      $141,212
                                                                  ==========

Management has made a determination that all of the notes receivable are collectable and therefore, has not established an allowance for doubtful accounts.

NOTE D - LOANS RECEIVABLE RELATED PARTIES

The three loans receivable from related corporate entities are non-collateralized, non-interest bearing and are due on demand.

The loans due as of August 31, 2004 are as follows:

    A Super Deal.com, Inc    $  10,000
    Swap and Shop.net Corp.     10,000
    A Classified Ad, Inc.       10,000
    AAB National Company        10,000
    Pro Card Corporation        10,000
    USAS Digital, Inc.          10,000
    eSecureSoft Company         10,000
    eCom eCom.com Inc.          65,016
    Freedom 4 Wireless, Inc.   597,915
     Less bad debts           (343,995)
                              ---------
        Total                $ 388,936
                              =========

See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                    11
AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2004


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

On August 31, 2004, investments consisted of the following:

Equity Method of Accounting
Investment Securities at Cost
   @Visory, LLC                          $   112,500
   Brilliant Coatings, Inc.                  250,000
   Century Aerospace Corporation             285,000
   eSmokes, Inc.                             100,000
   Efficien, Inc.                            287,000
   Smartpill Diagnostics, Inc.               345,000
   Metroflex, Inc.                           900,000
                                          -----------
Total Equity Method Securities at Cost     2,279,500

Available-for-Sale method of accounting
  eCom eCom.com Inc.                         215,565
                                          -----------
    Total Available-for-Sale securities      215,565
                                          -----------
Total Investment Securities              $ 2,495,065
                                          ===========

Equity Method Securities:

@Visory, LLC is a limited liability company located in East Aurora NY. The Company owns 250,000 Series A units of @Visory LLC. The Company's investment amounts to 1.2% of the outstanding units of @Visory, LLC. @Visory, LLC is taxed as a partnership, not publicly traded. As of August 31, 2004 @Visory, LLC had investments in the following companies: Appraisal.com; SmartPill Diagnostics; Efficien; Liquid Matrix; Saturn Internet Reservations; StudentVoice; Synacor; and Yipee, Inc.




See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                    12
AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2004

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

SmartPill Diagnostics, Inc. is a Delaware Corporation. The Company owns 1,194,824 Series A preferred shares of SmartPill Diagnostics, Inc. The Company's investment amounts to 11.60% of the outstanding shares of SmartPill Diagnostics, Inc. SmartPill Diagnostics is a leading developer of SmartPill
Capsule endoscopy technology.   About the size of a vitamin pill, the SmartPill
Capsule is a capsule endoscopy device that uses patented technology to measure peristaltic pressure, pH and transit time, and determine real-time location; factors that aid Gastroenterologists in the diagnosis of such GI motility disorders as Gastroparesis and Dyspepsia. The patient benefits from a more accurate diagnosis and a more comfortable, non-invasive, non-surgical approach to GI exploratory examinations. On June 28, 2004 the Company sold all 1,194,824 shares for $776,635.60, resulting in a gain on sale of $6,635.60. On June 30, 2004 the Company purchased 175,909 shares for $375,000.


Metroflex, Inc. is a Delaware Corporation. The Company owns 900,000 common shares of Metroflex, Inc. Metroflex's MetroFlexCard operates as a MasterCard debit card. The card enables employers to set up programs through which employees can pay for commuter expenses-mass transit and parking expenses on a pretax basis.

Available-for-Sale Securities:

eCom eCom.com, Inc. is a Florida Corporation and trades on the OTC/BB:ECEC. The company which was the former parent of USA SportsNet Company now American Capital Holdings, Inc., owns 1,437,100 common shares of eCom. The Company's



See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                    13
AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2004


NOTE E - INVESTMENTS (CONTINUED)

investment amounts to 2.9% of the outstanding shares of eCom. The cost for this investment as of August 31, 2004 was $235,071. On May 31, 2004 the market value based on a closing bid price of 0.16 per share was $215,565. The difference in cost versus market value is recorded as a deficit in Accumulated Other Comprehensive Income of $19,506.


NOTE F - PROPERTY AND EQUIPMENT

Equipment consisting of various Cisco routers, switches, cables, and dual speed hubs were acquired from a company owned by a majority stockholder of American Capital Holdings, Inc. The equipment is being used to support a hosting operations center. Additional equipment was purchased by IS Direct Agency during the quarter ending August 31, 2004. Depreciation expense of $4,010 has been recorded for the quarter ending August 31, 2004. Accumulated depreciation at August 31, 2004 is $7,962.


NOTE G - PREPAID EXPENSES

Prepaid expenses consist principally of amounts paid for auditing work for the Company, along with marketing and research material to be used for investor relations.


NOTE H - INTANGIBLE ASSETS


On February 29, 2004, the Company received intellectual property rights when it acquired 53,910,922 common shares of Air Media Now, Inc. from a related company. The fair value of the publicly traded shares at date of receipt was $3,469,622. The Intellectual property rights were not amortized at February 29, 2004. Management reviews intangible assets for impairment annually. Intangible assets with a finite useful life acquired after June 30, 2001 are amortized over their useful lives to the company. Intangible assets acquired after June 30, 2001 having a infinite useful life are recovered at their fair value and are not amortized. Management reviews all intangible assets for impairment annually. Market value of the Air Media Now property decreased between February 29, 2004 and August 31, 2004. This decrease has been recorded has been recorded as comprehensive loss, unrealized holding loss during the period totaling approximately $1.6 million.





See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

                                    14
AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2004


NOTE I - OTHER ASSETS

Other assets consist primarily of security deposits on the lease of office facilities.


NOTE J - PROMISSORY NOTES

Promissory Notes as of August 31, 2004 consisted of:

                                                      August 31, 2004
                                                      ---------------
Four interest bearing, non-collateralized
loans.  The loans have various maturities
throughout 2004.                                         $  469,950
                                                         -----------
     Total Notes Payable                                    469,950
     Less Current Portion                                  (469,950)
                                                         -----------
     Net Long-term Debt                                  $        0
                                                         ===========
The short-term notes payable mature as follows:
     August 31, 2004                                     $  469,950
                                                         ===========

An additional non-interest bearing, non-collateralized
     loan.                                               $  590,027
                                                         -----------
Total promissory notes and loans payable                 $1,059,977
                                                         ===========


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

NOTE K - WARRANTS

The Company has issued 1,005,000 (505,000 + 500,000) detachable warrants for each dollar of debt as described in Note J above. Management has determined that the value of the detachable warrants to be $.01 on the date of issuance and

See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

                                    15
AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2004


NOTE K - WARRANTS (CONTINUED)

have charged paid in capital $10,050 during the period. Each warrant entitles the holder to purchase one (1) share of common stock at $.01. The Company also issued 400,000 warrants to one of the former owners of IS Direct Agency for providing his insurance licensing in all fifty states. The warrants can be exercised for $.01 each. An additional 216,209 warrants were issued in connection with the Spaulding acquisition, each unit of Spaulding entitled the owner to one warrant with an exercise price of $6.00 each.

The following is a summary of warrants through August 31, 2004:

       Outstanding warrants at the beginning of the year   1,621,209
       Warrants issued                                             0
       Warrants expired                                            0
       Warrants exercised                                          0
                                                         ------------
       Warrants outstanding at August 31, 2004             1,621,209


NOTE L - COMMITMENTS AND CONTINGENCIES

The Company leases approximately 1200 feet office facilities in Palm Beach Gardens, Florida under an operating lease of $3,297 per month which expires on January 31, 2005. ISDA leases approximately 200 square feet of office facilities in Buffalo, NY under a month to month agreement of $425.00 per month. Future minimum lease payments including sales tax as of August 31, 2004 are:
Fiscal Years ending:

            May 31, 2005                        16,908
                                               -------
            Total Minimum Lease Payments      $ 16,908

Rent expense for the three month period ending August 31, 2004 was $10,074.


NOTE M - INCOME TAXES

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carry-forward as of August 31, 2004 totals approximately $753,600. These carry-forwards, which will be available to offset future taxable income, expire beginning in May 31, 2024.

The Company does not believe that the realization of the related net deferred tax asset meets the criteria required by generally accepted



See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                    16
AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2004

NOTE M - INCOME TAXES (CONTINUED)

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


NOTE N  STOCKHOLDERS' EQUITY

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

The computation of diluted loss per share before extraordinary item for the three months ended August 31, 2004 does not include shares from potentially dilutive securities as the assumption of conversion or exercise of these would have an antidilutive effect on loss per share before extraordinary items. In accordance with generally accepted accounting principles, diluted loss per share from extraordinary item is calculated using the same number of potential common shares as used in the computation of loss per share before extraordinary items.


NOTE O - DEFERRED TAX ASSET

Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company's assets and liabilities. Temporary differences, net operating loss carry forwards and valuation allowances comprising the net deferred taxes on the balance


See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                    17
AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2004

NOTE O - DEFERRED TAX ASSET (CONTINUED)

sheets is as follows:
                                                      August 31, 2004
                                                     --------------
         Loss carry forward for tax purposes          $    753,600
                                                     ==============
         Deferred tax asset (34%)                          256,224
         Valuation allowance                              (256,224)
                                                     --------------
         Net deferred tax asset                       $          -
                                                     ==============

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carry-forward as of August 31, 2004 was approximately $753,600. These carry-forwards, which will be available to offset future taxable income, will expire through the year 2024.

The Company does not believe that the realization of the related net deferred tax asset meets the criteria required by generally accepted accounting principles and, accordingly, the deferred income tax asset arising from such loss carry forward has been fully reserved.

NOTE P - RELATED PARTY TRANSACTIONS

The Company has accounts receivables due from nine related company entities. eCom eCom.com, Inc. owes $65,016 for services paid to the Company's transfer agent and accountant. Freedom 4 Wireless, Inc. owes the Company $597,915 for working capital and inventory purchased by ACHI, subsequently purchased by the Company on February 29, 2004. Addition advances were made of $10,000 into each of the following seven spin-off of eCom; A Super Deal.com, Inc, Swap and Shop.net Corp, A Classified Ad, Inc, AAB National Company, Pro Card Corporation, USAS Digital Inc, and eSecureSoft Company. These related party transactions totaled $388,936 on August 31, 2004. The Company has received loans from Loans and Officer and Directors. As of August 31, 2004, the company owes $285,066 to Barney A. Richmond and $1,372 to Richard C. Turner. The company has received loans of $32,516 from other shareholders.

NOTE Q - RECENT ACCOUNTING PRONOUNCEMENTS

The FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations with an effective date for financial statements issued for fiscal years beginning after June 15, 2002. The statement addresses financial accounting and reporting for obligations related with the retirement of tangible long-lived assets and the costs associated with asset retirement. The statement requires the recognition of retirement obligations which will, therefore, generally increase liabilities; retirement costs will be added to the carrying value of


See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                    18
AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2004


NOTE Q - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

long-lived assets, therefore, assets will be increased; and depreciation and accretion expense will be higher in the later years of an assets life than in earlier years. The Company adopted SFAS No. 143 at January 1, 2002. The adoption of SFAS No. 143 had no impact on the Company's operating results or financial positions.

The FASB also issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets and is effective for financial statements issued for fiscal years beginning January 1, 2002. This statement addresses financial accounting and reporting for the impairment or the disposal of long-lived asset. An impairment loss is recognized if the carrying amount of a long-

lived group exceeds the sum of the undiscounted cash flow expected to result from the use and eventual disposition of the asset group. Long-lived assets should be tested at least annually or whenever changes in circumstances indicate that its carrying amount may not be recoverable. This statement does not apply to goodwill and intangible assets that are not amortized.
The Company adapted SFAS No. 144 in the first quarter of 2002. The adoption of SFAS No. 144 had no impact on the Company's operating results or financial position.

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

Goodwill and intangible assets acquired prior to July 1, 2001 will continue to be amortized and tested for impairment in accordance with pre- SFAS No. 142 requirements until adoption of SFAS No. 142. Under the provision of SFAS

See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                    19
AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2004


NOTE Q - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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





































See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.



                                    20
AMERICAN CAPITAL HOLDINGS, INC.

ITEM 2.  Management's Discussion and Analysis or Plan of Operation


American Capital Holdings, Inc., ("ACH") is a holding company which owns five
(5) proprietary financial products. These products are known as Guaranteed Principle Insured Convertible Securities ("GPICS (TM)"), Energy Tax Incentive Preferred Securities ("ETIPS(TM)"), Equipment Tax Incentive Convertible Securities ("ETICS(TM)"), Guaranteed Pension Accounting Contract Solutions ("GPACS(TM)") and Government Pension Accounting Contract Solutions ("GPACS(TM)"). The GPACS(TM) products are designed to provide solutions for unfunded government and private sector pension plan liability. The GPICS(TM), ETIPS(TM) and ETICS(TM) products are investment structures designed to facilitate the use of energy and depreciation tax incentives while insuring the capital investment through guarantees of principal. Our Chairman, Barney A. Richmond, has applied for a patent for one of these products, known as Government Pension Accounting Contract Solutions (GPACS(TM)). If and when the patent is granted, Mr. Richmond will assign the patent to ACH.

The GPACS(TM) and some of our other products use insurance as a part of their structures. The insurance contracts will be written through several licensed insurance carriers. We intend to underwrite insurance policies through three subsidiaries, through which we intend to conduct our primary business operations. These subsidiaries are IS Direct Agency, Inc. ("IS Direct"), Universe Life Insurance Company ("Universe") and Cosmopolitan Life Insurance Company ("Cosmopolitan").

IS Direct is a wholly-owned subsidiary of ACH, and is a licensed insurance agency through which we will sell our products. IS Direct is currently licensed in twenty three states. Chris Dillon, president of IS Direct, is authorized to do business as an individual agent in 47 states and in the District of Columbia. Mr. Dillon is currently applying for licenses in the three remaining states of Alaska, Wyoming and Washington. IS Direct expects to obtain the necessary licenses for it to operate in all 50 states. In addition to placing the insurance components of our financial products, IS Direct will also sell term life products, annuities and other traditional insurance products. We expect most of the insurance products sold by IS Direct will be eventually underwritten by Universe. However, we also plan to use IS Direct to sell additional products of other licensed insurance carriers.

Universe is another wholly-owned subsidiary of ACH, which has been acquired in escrow pending approval of the change in control by the Insurance Commissioner of the State of Idaho. Universe is a life, health and annuities insurance carrier, which is currently licensed to operate in 23 states. Universe is in the application process to become licensed in all remaining states, and expects to obtain the necessary licenses to operate in all 50 states in the near future. We expect Universe to be domiciled in the State of South Carolina, with its principal offices in Charleston.

On October 30, 2004, we entered into an agreement to purchase 80% of Cosmopolitan Life Insurance Company. We expect to close our acquisition of Cosmopolitan in January 2005, upon approval by the Insurance Commissioner of


                                    21

AMERICAN CAPITAL HOLDINGS, INC.

Arkansas.  Cosmopolitan Life Insurance Company is a stipulated premium insurer
chartered in 1931 in the State of Arkansas.   Since 1998, Cosmopolitan has
offered both direct and re-insurance coverage related to health and dental care plans, with a specialty in providing stop-loss coverage for self-funded employer plans.

ACH's principal executive offices are located at 100 Village Square Crossing, Suite 202, Palm Beach Gardens, FL 33410, and our telephone number is (561) 207-6395. The Company's fiscal year ends May 31, 2005.


Business Strategy

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

Our GPACS(TM) products, which refers to both the Guaranteed Pension Accounting Contract Solutions product and the Government Pension Accounting Contract Solutions product, relate to a business method of adjusting the balance sheet of a business or governmental organization, and particularly to a system for organizing the unfunded obligations of the organization so that the liability on the balance sheet becomes offset by an asset. The product also provides a systematic investing capability to enhance the profitability of the organization and the improved treatment of tax obligations.

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

                                    22

AMERICAN CAPITAL HOLDINGS, INC.

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

Until 1998, Cosmopolitan was engaged exclusively in providing burial / final expense insurance, and was operated as a small stipulated premium carrier in association with the funeral home business. In 1998, Cosmopolitan was acquired by Stephen E. Whitwell and J. Matt Lile, who implemented plans to grow the company. In 1998 a dental insurance product was file-approved and marketing commenced. Cosmopolitan also became involved in providing specific stop-loss coverage for self-funded employer plans for which there was a retro-session agreement. In 2001, Cosmopolitan introduced a new product, Employers Choice Health Plan, referred to as ECHP. Recently, most of Cosmopolitan's revenues have been realized from re-insurance assumed, while its dental product has been a small but profitable segment for the company. Cosmopolitan sees great opportunity for each product to expand and to have great growth potential with the added authority by way of either obtaining Certificate of Authority in additional jurisdictions or by affiliating with an issuing carrier with authority in other jurisdictions to enter into a quota share agreement.

Results of Operations

Comparison of the three months ended August 31, 2004 with the three months ended August 31, 2003.

Revenue for the three month period ended August 31, 2004 was $66 compared to no revenue recorded during the same period of the prior year. Revenues were recorded from commission received by our insurance subsidiary IS Direct Agency.


                                    23
AMERICAN CAPITAL HOLDINGS, INC.


Gross profit reflects a loss of $3,944 in the current year versus no loss for the prior years three month period. Depreciation expense contributed $4,010 to the current years deficit in gross profit.

General and administrative costs of $243,862 for the current three month period reflect costs of staffing our administrative and sales offices. Consulting costs contributed $114,672; rent contributed $10,074; and travel contributed $37,851 of the total $243,862 administrative expenses for the current three month period.

Our operations for the three months ended August 31, 2004 resulted in a net loss of $262,162 . Unrealized holding losses during the current three month period of $1,116,320 was the result of a decline in the market value of both the Company's holdings in eCom eCom.com and Air Media Now, Inc. A $43,113 decline in the eCom market value plus a $1,073,207 decline in the Air Media Now market value combined for the $1,116,320 loss the three months ended August 31, 2004.

Realized gains and losses during the current three month period of $6,636 resulted from the the company's sale of its 1,194,824 share holding of Smart Pill Diagnostics, Inc.


Liquidity and Capital Resources

As of August 31, 2004 current assets totaled $3,441,248 compared to $3,239,008 at the end of the prior fiscal year. The $202,240 increase in total current assets was the result of an increase in cash of $198,259 as the company borrowed funds from shareholders.

Accounts Payable decreased from $27,806 to $23,235 during the current three months. Current liabilities increased from $931,485 at the end of the prior fiscal year to $1,415,045 at the end of the current quarter, an increase of $483,560 due to the increase of short term borrowing.

To the extent that additional funds are required to support operations or to expand our business, we may sell additional equity, issue debt or obtain other credit facilities through financial institutions. Any sale of additional equity securities will result in dilution to our shareholders.


ITEM 3. CONTROLS AND PROCEDURES

Evaluation of the Company's Disclosure Controls and Internal Controls:
Within the 90 days prior to the date of this Quarterly Report on Form 10-QSB, the Company evaluated the effectiveness of the design and operation of its 'disclosure controls and procedures'("Disclosure Controls"). This 'evaluation' ("Controls Evaluation") was done under the supervision and with the participation of management, including the Chief Executive Officer/Chairman ("CEO")and Chief Financial Officer ("CFO"). As a result of this review, the Company adopted guidelines concerning disclosure controls and the establishment of a disclosure control committee made up of senior management.


                                    24


AMERICAN CAPITAL HOLDINGS, INC.

Limitations on the Effectiveness of Controls:
The Company's management, including the CEO/CHAIRMAN and CFO, does not expect that its Disclosure Controls or its 'internal controls and procedures for financial reporting' ("Internal Controls")will prevent all error and all fraud. control system, no matter how well conceived and managed, can provide only reasonable assurance that the objectives of the control system are met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Conclusions:
Based upon the Controls Evaluation, the CEO/CHAIRMAN and CFO have concluded that, subject to the limitations noted above, the Disclosure Controls are effective to timely alert management to material information relating to the Company during the period when its periodic reports are being prepared.

In accordance with SEC requirements, the CEO/CHAIRMAN and CFO note that, since the date of the Controls Evaluation to the date of this Quarterly Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.


PART II. OTHER INFORMATION


ITEM 1. Legal Proceedings.

The Company is not a party to any legal proceedings.


ITEM 2. Unregistered sales of equity securities and use of proceeds.

In February 2004, the Company issued 162,099 shares for Spaulding, in connection with the company's acquisition of certain assets from that company (See "Description of Business - Acquisition of American Capital Holdings"). Inasmuch as American Capital Holdings had access to comprehensive information about the

                                    25
AMERICAN CAPITAL HOLDINGS, INC.


Company, the shares were issued in reliance upon Section 4(2) of the Securities Act. A legend was placed on the certificates stating that the securities were not registered under the Securities Act and setting forth appropriate restrictions on their transfer or sale.


ITEM 3. Defaults Upon Senior Securities.

        None


ITEM 4. Submission of Matters to a Vote of Security Holders.

        None


ITEM 5. Other Information.


Board of Directors Vote

On November 15, 2004 the Board of Directors of American Capital Holdings made a motion which was passed to appoint the following individuals to the Board of Directors; Barney A. Richmond, Richard C. Turner, Matt Salmon, Michael Camilleri, Douglas Sizemore, Norman E. Taplin, and Barry M. Goldwater, Jr.
Mr. Richmond will serve as Chairman, President and Secretary and Mr. Turner will serve as Treasurer.

On November 15, 2004 the Board of Directors of American Capital Holdings amended the Articles of Incorporation. Article Four was changed to increase the authorized shares of the corporation from one hundred million shares to three hundred million shares.

ITEM 6. Exhibits and Reports on Form 8-K.
(a) Exhibits:
     Exhibit 3.1  Amended Articles of Incorporation dated
                  November 15, 2004 (incorporated by reference to the Company's Form 10-SB/A filed January 11, 2005)

     Exhibit 3.2 Bylaws of the Company (incorporated by reference to the Company's Form 10-SB filed May 24, 2004)

     Exhibit 31.1  Certification required under Section 302 of
                   the Sarbanes-Oxley Act of 2002 by the CE0 on page    28

     Exhibit 31.2  Certification required under Section 302 of
                   the Sarbanes-Oxley Act of 2002 by the CFO on page    29

     Exhibit 32    Section 1350 Certification on page                   30

(b) Reports on Form 8-K:
     None

                                    26
AMERICAN CAPITAL HOLDINGS, INC.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunder duly authorized.

January 31, 2005                   By:  /s/  Barney A. Richmond
                                             Barney A. Richmond,
                                             Chief Executive Officer

January 31, 2005                   By:  /s/  Richard C. Turner
                                             Richard C. Turner,
                                             Chief Financial Officer




































                                    27

AMERICAN CAPITAL HOLDINGS, INC.

SIGNATURES AND CERTIFICATIONS

EXHIBIT 31.1
CERTIFICATION REQUIRED UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 I, Barney A. Richmond, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of American Capital Holdings, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

 a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is prepared;
 b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and
 c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

 a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
 b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officer and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 31, 2005

/s/ Barney A. Richmond
--------------------------
Barney A. Richmond
President
                                    28


EXHIBIT 31.2

CERTIFICATION REQUIRED UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Richard C. Turner, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of American Capital Holdings, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

 a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is prepared;
 b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and
 c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the
Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

 a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
 b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officer and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

 Date: January 31, 2005


/s/ Richard C. Turner
---------------------------
Richard C. Turner
Chief Financial Officer
                                    29

EXHIBIT 32

CERTIFICATIONS OF CEO AND CFO PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of American Capital Holdings
Inc., a Florida corporation (the "Company"), on Form 10-QSB for the period ending August 31, 2004 as filed with the Securities and Exchange Commission (the "Report"), Barney A. Richmond, President of the Company and Richard C. Turner, Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.
1350), that to his knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

      /s/    Barney A. Richmond
      ---------------------------
      Barney A. Richmond
      President
      Date: January 31, 2005


      /s/     Richard C. Turner
      --------------------------
      Richard C. Turner
      Chief Financial Officer
      Date: January 31, 2005

[A signed original of this written statement required by Section 906 has been provided to American Capital Holdings, Inc. and will be retained by American Capital Holdings, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.]

Exhibits to Form 10-QSB will be provided to shareholders of the Registrant upon written request addressed to American Capital Holdings, Inc., 100 Village Square Crossing, Suite 202, Palm Beach Gardens, Florida 33410. Any exhibits furnished are subject to a reasonable photocopying charge.

The Securities and Exchange Commission has not approved or disapproved of this Form 10-QSB nor has it passed upon its accuracy or adequacy.

                                    30