Form 10QSB
period 2004-11-30
AMERICAN CAPITAL HOLDINGS INC
filed 2005-02-01
CIK 1288012

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                Form 10-QSB
          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended November 30, 2004
                    Commission File Number 000-50776

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

As of November 30, 2004 the issuer had 15,723,903 shares of common stock, $.0001 Par Value, outstanding.

Transitional Small Business Disclosure format:  Yes [   ]   No [ X ]



















AMERICAN CAPITAL HOLDINGS, Inc.            Form 10-QSB     NOVEMBER 30, 2004

                                       INDEX

                                                                    PAGE NO.
PART I    FINANCIAL INFORMATION



ITEM 1    FINANCIAL STATEMENTS

          Independent Accountants' Report . . . . . . . . . . . . . . .  3

          Consolidated Balance Sheets
           November 30, 2004 and May 31, 2004 . . . . . . . . . . . . .  4

          Consolidated Statement of Operations
           Six Months Ended November 30, 2004 and November 30, 2003 . .  5

          Consolidated Statement of Operations
           Three Months Ended November 30, 2004 and November 30, 2003 .  6

          Consolidated Statement of Changes in Shareholders' Equity
           from June 1, 2003 Through November 30, 2004  . . . . . . . .  7

          Consolidated Statement of Cash Flows
           for the Three Months Ended November 30, 2004 and 2003  . . .  8

          Notes to Consolidated Financial Statements  . . . . . . . . . 10


ITEM 2 Management's Discussion and Analysis or Plan of Operation  . . . 21

ITEM 3 Controls and Procedures  . . . . . . . . . . . . . . . . . . . . 24


PART II       OTHER INFORMATION


ITEM 1 Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . 25

ITEM 2 Unregistered Sales Of Equity Securities and Use Of
       Proceeds . . . . . . . . . . . . . . . . . . . . . . . . . . . . 25

ITEM 3 Defaults Upon Senior Securities  . . . . . . . . . . . . . . . . 26

ITEM 4 Submission Of Matters to a Vote Of Security Holders. . . . . . . 26

ITEM 5 Other Information  . . . . . . . . . . . . . . . . . . . . . . . 26

ITEM 6 Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . 26

SIGNATURES AND CERTIFICATIONS . . . . . . . . . . . . . . . . . . . . . 27


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
                               (561) 626-0400

Thomas B. Andres, C.P.A.*, C.V.A.                     FAX (561) 626-3453
Paul M. Wieseneck, C.P.A.
*Regulated by the State of Florida


                       Independent Accountants' Report


To the Board of Directors and Stockholders
American Capital Holdings, Inc.
Palm Beach Gardens, Florida

We have reviewed the accompanying consolidated balance sheet of American Capital Holdings, Inc. as of November 30, 2004 and May 31, 2004, and the related consolidated statements of operations, for the three-month periods and the six-month periods ended November 30, 2004 and 2003, the consolidated statement of changes in stockholders' equity from June 1, 2003 through November 30, 2004, and the consolidated statement of cash flows for the six-month periods ended November 30, 2004 and 2003, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of American Capital Holdings, Inc.

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



/s/Wieseneck, Andres & Company, P.A.


North Palm Beach
January 7, 2005








                                     3

AMERICAN CAPITAL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEET
                                             NOVEMBER 30, 2004   MAY 31, 2004
ASSETS
    Current Assets
         Cash and Cash Equivalents              $      33,618  $      22,614
         Notes Receivable                             155,353        138,952
         Loans Receivable Related Parties (net)       380,447         27,067
         Prepaid Expenses                             103,749         87,197
         Marketable Securities                      2,277,126      2,963,178
         Other Current Assets                         250,000              -
                                                  ------------   ------------
             Total Current Assets                   3,200,293      3,239,008
                                                  ------------   ------------

    Property and Equipment, net                        52,765         43,472
                                                  ------------   ------------
    Other Assets
         Intangible Assets, net                     1,268,477      2,960,668
         Goodwill                                   8,209,071      8,209,071
         Security Deposit                               3,110          3,110
                                                  ------------   ------------
             Total Other Assets                     9,480,658     11,172,849
                                                  ------------   ------------
TOTAL ASSETS                                    $  12,733,716  $  14,455,329
                                                  ============   ============
LIABILITIES & STOCKHOLDERS' EQUITY
  Liabilities
         Current Liabilities
            Accounts Payable                    $      20,640  $      27,806
            Accrued Expenses                           21,945         11,021
            Loan Payable Related Parties              276,082         57,681
            Current Portion of Notes
                and Loans Payable                   1,049,977        834,977
                                                  ------------   ------------
            Total Current Liabilities               1,368,644        931,485
                                                  ------------   ------------
     Total Liabilities                              1,368,644        931,485
                                                  ------------   ------------
     Stockholders' Equity
         Common Stock $.0001 par value, 300 million
          shares authorized, 15,723,903 shares issued
          and outstanding, 1,595,000 unissued           1,732          1,702
         Paid-in-Capital                           14,981,333     14,686,363
         Accumulated Deficit                       (1,231,002)      (651,224)
         Accumulated Comprehensive Loss            (2,386,991)      (512,997)
                                                  ------------   ------------
  Total Stockholders' Equity                       11,365,072     13,523,844
                                                  ------------   ------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY         $ 12,733,716  $  14,455,329
                                                  ============   ============

See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

                                     4

AMERICAN CAPITAL HOLDINGS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED
NOVEMBER 30, 2004 AND 2003

                                           NOVEMBER 30, 2004  NOVEMBER 30, 2003

       Revenues
               Net Sales                       $        123      $          -
               Cost of Sales                         (8,079)                -
                                                ------------      ------------

                   Gross Profit                      (7,956)                -
                                                ------------      ------------

       Operating Expenses
               General and Administrative           488,385                 -
               Sales and Marketing                   15,357                 -
               Amortization                               -                 -
                                                ------------      ------------
             Total Operating Expenses               503,741                 -

                                                ------------      ------------
             Loss from Operations                  (511,698)                -
                                                ------------      ------------
       Other Income (Expense)
               Interest Income                        4,943                 -
               Interest Expense                     (24,659)                -
               Loss on Disposition
                  of Marketable Securities          (48,364)                -
                                                ------------      ------------
                   Net Other Expenses               (68,081)                -
                                                ------------      ------------
    Net Loss Before Other Comprehensive Losses     (579,778)                -

       Other Comprehensive Income / (Loss)
           Unrealized Holding Loss During Period (1,873,994)                -
                                                ------------      ------------
       Total Comprehensive Loss                  (1,873,994)                -
                                                ------------      ------------
    Net Loss                                   $ (2,453,772)     $          0
                                                ============      ============


Basic and Diluted
 Net Loss Per Common Share                             (.16)                -
                                                ============      ============


Weighted Average Shares Outstanding              15,723,903                 5
                                                ============      ============


See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

                                     5

AMERICAN CAPITAL HOLDINGS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED
NOVEMBER 30, 2004 AND 2003

                                           NOVEMBER 30, 2004  NOVEMBER 30, 2003

       Revenues
               Net Sales                       $         57      $          -
               Cost of Sales                         (4,069)                -
                                                ------------      ------------

                   Gross Profit                      (4,012)                -
                                                ------------      ------------
       Operating Expenses
               General and Administrative           243,224                 -
               Sales and Marketing                    1,806                 -
               Amortization                               -                 -
                                                ------------      ------------
             Total Operating Expenses               245,029                 -

                                                ------------      ------------
             Loss from Operations                  (249,041)                -
                                                ------------      ------------
       Other Income (Expense)
               Interest Income                        2,479                 -
               Interest Expense                     (12,054)                -
               Loss on Disposition
                  of Marketable Securities          (55,000)                -
                                                ------------      ------------
                   Net Other Expenses               (64,575)                -
                                                ------------      ------------
    Net Loss Before Other Comprehensive Losses     (313,617)                -

       Other Comprehensive Income / (Loss)
           Unrealized Holding Loss During Period   (757,674)                -
                                                ------------      ------------
       Total Comprehensive Loss                    (757,674)                -
                                                ------------      ------------
    Net Loss                                   $ (1,071,290)     $          0
                                                ============      ============


Basic and Diluted
 Net Loss Per Common Share                             (.07)                -
                                                ============      ============


Weighted Average Shares Outstanding              15,723,903                 5
                                                ============      ============


See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

                                     6
AMERICAN CAPITAL HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FROM JUNE 1, 2003 THROUGH NOVEMBER 30, 2004

                                  Add'l Paid
               Number of  At Par  in Capital  Retained  Accum. other      Total
                  Shares   Value  & Treasury  Earnings  Comprehen-  Stockholder
                  Issued  $.0001    Stock       (Loss)   sive Inc.       Equity
                ---------- ------ ----------- ---------- ---------- -----------
Balance 6/01/03         5  $   0      $    0   $     0    $      0   $       0

Cancellation of Common Stock
 held by eCom eCom     (5)    (0)         (0)        0           0           0

Issuance of Common Stock
To eCom eCom.com Inc.
 shareholders    2,497,756    250          -         -           -         250

Issuance of Common Stock
 for the acquisition
 of ACHI, Inc.
assets.         13,226,147  1,322  13,176,443        -           -  13,177,765

Issuance of
 detachable warrants     -      -      10,050        -           -      10,050

Purchase of IS Direct
 Agency NY for 800,000,
 subscribed but
 unissued shares         -     80     999,920        -           -   1,000,000

Conversion of
 $500,000 Debt
 to stock - unissued     -     50     499,950        -           -     500,000

Accumulated other
 Comprehensive loss      -      -          -         -    (512,997)   (512,997)

Net Operating Loss       -      -          -   (651,224)         -    (651,224)
                ---------- ------ ----------- ---------- ---------- -----------
Balance 5/31/04 15,723,903  1,702  14,686,363  (651,224)  (512,997) 13,523,844

Sale of 295,000
 shares of Common
 Stock - unissued        -     30     294,970        -           -     295,000

Accumulated other
 Comprehensive Loss      -      -          -         -   (1873,994) (1,873,994)

Net Operating Loss       -      -          -   (579,778)         -    (579,778)
                ---------- ------ ----------- ---------- ---------- -----------
Bal. 11/30/04   15,723,903 $1,732 $14,981,333$(1231,002)$(2386,991)$11,365,072
                ========== ====== =========== ========== ========= ============

See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                     7

AMERICAN CAPITAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2004 AND 2003

                                           NOVEMBER 30, 2004   NOVEMBER 30, 2003


Cash Flows From Operating Activities
    Cash received from customers               $        123      $          -
    Cash paid to suppliers of goods
        and services                               (570,201)                -
    Income Taxes Paid                                     -                 -
    Interest Paid                                   (14,863)                -
    Interest Received                                   448                 -
                                              _______________  _______________
        Net Cash Flows Used in
         Operating Activities                      (584,493)                -
                                              _______________  _______________
Cash Flows From Investing Activities
    Purchase of Equipment                            (1,400)                -
    Deposit Made on Insurance Carrier in Escrow    (250,000)                -
    Sale of Marketable Securities                   821,636                 -
    Purchase of Marketable Securities              (377,348)                -
    Purchase of Promissory Notes                    (11,906)
                                              _______________  _______________
        Net Cash Flows Provided By
         (Used In) Investing Activities             180,982                 -
                                              _______________  _______________
Cash Flows From Financing Activities
    Loans from Related Companies                    882,736                 -
    Repayment of Loans from Related Companies      (978,221)                -
    Proceeds from Sale of Stock                     545,000                 -
    Payments on Notes Payable                       (35,000)                -
                                              _______________  _______________
        Net Cash Flows Provided By
         Financing Activities                       414,515                 -
                                              _______________  _______________
Net Increase / (Decrease) in Cash                    11,004                 -

Cash and Cash Equivalents at
 Beginning of Period, June 1, 2004 and 2003          22,614                 0
                                              _______________  _______________
Cash and Cash Equivalents at
End of Period, November 30, 2004 and 2003      $     33,618     $           0
                                              ===============  ===============




See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.




                                     8

AMERICAN CAPITAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2004 AND 2003


Reconciliation of Net Loss to Net Cash Flows Used in Operating Activities

                                          NOVEMBER 30, 2004  NOVEMBER 30, 2003

    Net Income (Loss)                          $ (2,453,772)     $          -
    Cash was increased by:
        Increase in accrued expenses
         Other Comprehensive Income               1,873,994                 -
         Valuation Loss
         Amortization                                     -                 -
         Depreciation                                 8,079                 -
         Increase in Accrued Expenses                10,924                 -
    Cash was decreased by
         Decrease in Accounts Payable                (7,166)                -
         Increase in Prepaid Expenses               (16,552)                -
                                              _______________  _______________
        Net Cash Flows Used in
         Operating Activities                  $   (584,493)    $           -
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






                                     9

AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2004

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

                                    10
AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2004

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

                                    11
AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2004

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

NOTE C -  NOTES RECEIVABLE

Notes Receivable at November 30, 2004 consist of the following:

   An 8% non-collateralized note that matures in December 2004,
   Interest is payable quarterly.  Included in the balance is
   $15,957 of accrued interest receivable.                         $115,957

   A 4% non-collateralized note due on demand.  Included in
   The balance is $2,490 of accrued interest receivable.             27,490

   Nine 8% promissory notes purchased from holders of notes
   with Air Media Now, Inc.                                          11,906
                                                                  ----------
       Total Notes Receivable                                      $155,353
                                                                  ==========
Management has made a determination that all of the notes receivable are collectable and therefore, has not established an allowance for doubtful accounts.

NOTE D - LOANS RECEIVABLE RELATED PARTIES

The three loans receivable from related corporate entities are non-collateralized, non-interest bearing and are due on demand.

The loans due as of November 30, 2004 are as follows:

    A Super Deal.com, Inc    $  10,000
    Swap and Shop.net Corp.      8,000
    A Classified Ad, Inc.       10,000
    AAB National Company         8,000
    Pro Card Corporation         8,000
    USAS Digital, Inc.          10,000
    eSecureSoft Company          8,000
    eCom eCom.com Inc.          64,527
    Freedom 4 Wireless, Inc.   597,915
     Less bad debts           (343,995)
                              ---------
        Total                $ 380,447
                              =========
See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                    12
AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2004


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

On November 30, 2004, investments consisted of the following:

Equity Method of Accounting
Investment Securities at Cost
   @Visory, LLC                          $   112,500
   Brilliant Coatings, Inc.                  250,000
   Century Aerospace Corporation             285,000
   eSmokes, Inc.                                   0
   Efficien, Inc.                            287,000
   Smartpill Diagnostics, Inc.               345,000
   Metroflex, Inc.                           900,000
                                          -----------
Total Equity Method Securities at Cost     2,179,500

Available-for-Sale method of accounting
  eCom eCom.com Inc.                          97,626
                                          -----------
    Total Available-for-Sale securities       97,626
                                          -----------
Total Investment Securities              $ 2,277,126
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

                                    13
AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2004

NOTE E - INVESTMENTS (CONTINUED)

Brilliant Coatings is a Nevada Corporation. The Company owns 15,000,000 common shares of Brilliant Coatings. The Company's investment amounts to 2.3% of the outstanding common shares of Brilliant Coatings Inc.

Century Aerospace is a Delaware Corporation. The Company owns 57,000 common shares of Century Aerospace. The Company's investment amounts to .7% of the outstanding common shares of Century Aerospace

eSmokes, Inc is a Florida Corporation. The company owns 300,000 common shares of eSmokes, Inc. The Company's investment amounted to 3.3% of the outstanding shares of eSmokes, Inc. On October 19, 2004, the company sold the 300,000 commons shares for the cost of $45,000, with a loss of $55,000.00.

Efficien, Inc. is a Delaware Corporation. The Company owns 500,000 common shares of Efficien. The Company's investment amounts to 11.9% of the outstanding common shares of Efficien, Inc. Efficent specializes in the development of internet based applications to improve the efficiency of hospital supply and material flow through an integrated application service provider (ASP) solution.

SmartPill Diagnostics, Inc. is a Delaware Corporation. The Company owns 1,194,824 Series A preferred shares of SmartPill Diagnostics, Inc. The Company's investment amounts to 11.60% of the outstanding shares of SmartPill Diagnostics, Inc. SmartPill Diagnostics is a leading developer of SmartPill
Capsule endoscopy technology.   About the size of a vitamin pill, the SmartPill
Capsule is a capsule endoscopy device that uses patented technology to measure peristaltic pressure, pH and transit time, and determine real-time location; factors that aid Gastroenterologists in the diagnosis of such GI motility disorders as Gastroparesis and Dyspepsia. The patient benefits from a more accurate diagnosis and a more comfortable, non-invasive, non-surgical approach to GI exploratory examinations. On June 28, 2004 the Company sold all 1,194,824 shares for $776,635.60, resulting in a gain on sale of $6,635.60. On June 30, 2004 the Company purchased 175,909 shares for $345,000.


Metroflex, Inc. is a Delaware Corporation. The Company owns 900,000 common shares of Metroflex, Inc. Metroflex's MetroFlexCard operates as a MasterCard debit card. The card enables employers to set up programs through which employees can pay for commuter expenses-mass transit and parking expenses on a pretax basis.

Available-for-Sale Securities:

eCom eCom.com, Inc. is a Florida Corporation and trades on the OTC/BB:ECEC. The company which was the former parent of USA SportsNet Company now American Capital Holdings, Inc. owns 1,437,100 common shares of eCom. The Company's


See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                    14
AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2004


NOTE E - INVESTMENTS (CONTINUED)

investment amounts to 2.9% of the outstanding shares of eCom. The cost for this investment as of August 31, 2004 was $235,071. On May 31, 2004 the market value based on a closing bid price of 0.16 per share was $215,565. The difference in cost versus market value is recorded as a deficit in Accumulated Other Comprehensive Income of $19,506.


NOTE F - PROPERTY AND EQUIPMENT

Equipment consisting of various Cisco routers, switches, cables, and dual speed hubs were acquired from a company owned by a majority stockholder of American Capital Holdings, Inc. The equipment is being to support a hosting operations center. Additional equipment was purchased by IS Direct Agency during the quarter ending August 31, 2004. Depreciation expense of $4,010 has been recorded for the quarter ending November 30, 2004. Accumulated depreciation at November 30, 2004 is $11,973.


NOTE G - PREPAID EXPENSES

Prepaid expenses consist principally of amounts paid for auditing work for the Company, along with marketing and research material to be used for investor relations.


NOTE H - INTANGIBLE ASSETS


On February 29, 2004, the Company received intellectual property rights when it acquired 53,910,922 common shares of Air Media Now, Inc. from a related company. The fair value of the publicly traded shares at date of receipt was $3,469,622. The Intellectual property rights were not amortized at February 29, 2004. Management reviews intangible assets for impairment annually. Intangible assets with a finite useful life acquired after June 30, 2001 are amortized over their useful lives to the company. Intangible assets acquired after June 30, 2001 having a infinite useful life are recorded at their fair value and are not amortized. Management reviews all intangible assets for impairment annually. Market value of the Air Media Now property decreased between February 29, 2004 and November 30, 2004. This decrease has been recorded has been recorded as a decrease in paid in capital of $1,609,811.





See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

                                    15

AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2004


NOTE I - OTHER ASSETS

Other assets consist primarily of security deposits on the lease of office facilities.


NOTE J - PROMISSORY NOTES

Promissory Notes as of November 30, 2004 consisted of:

                                                      November 30, 2004
                                                      ---------------
Four interest bearing, non-collateralized
loans.  The loans have various maturities
throughout 2004.                                         $ 469,950
                                                         ----------
     Total Notes Payable                                   469,950
     Less Current Portion                                 (469,950)
                                                         ----------
     Net Long-term Debt                                  $       0
                                                         ==========
The short-term notes payable mature as follows:
     November 30, 2004                                   $ 469,950
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

See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                    16
AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2004


NOTE K - WARRANTS (CONTINUED)

The following is a summary of warrants through November 30, 2004:

       Outstanding warrants at the beginning of the year   1,621,209
       Warrants issued                                             0
       Warrants expired                                            0
       Warrants exercised                                          0
                                                         ------------
       Warrants outstanding at November 30, 2004           1,621,209



NOTE L - COMMITMENTS AND CONTINGENCIES

The Company leases approximately 1200 feet office facilities in Palm Beach Gardens, Florida under an operating lease of $3,297 per month which expires on January 31, 2005. ISDA leases approximately 200 square feet of office facilities in Buffalo, NY under a month to month agreement of $425.00 per month. Future minimum lease payments including sales tax as of November 30, 2004 are:
Fiscal Years ending:

            May 31, 2005                        7,018
                                               -------
            Total Minimum Lease Payments      $ 7,018

Rent expense for the six month period ending November 30, 2004 was $21,239


NOTE M - INCOME TAXES

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carry-forward as of November 30, 2004 totals approximately $1,059,400. These carry-forwards, which will be available to offset future taxable income, expire beginning in May 31, 2024.

The Company does not believe that the realization of the related net deferred tax asset meets the criteria required by generally accepted accounting principles and, accordingly, the deferred income tax asset arising from such loss carry forward has been fully reserved.

The Company accounts for income taxes in accordance with FASB Statement No. 109, Accounting for Income Taxes (FASB 109). Under FASB 109, income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related to certain income and expenses recognized in different periods for financial and income tax reporting purposes. Deferred tax assets and liabilities represent

See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                    17
AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2004

NOTE M - INCOME TAXES (CONTINUED)

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

Warrants were granted to Promissory Note holders with detachable warrants. Management has determined that the fair value of each warrant is $0.01.

The computation of diluted loss per share before extraordinary item for the six months ended November 30, 2004 does not include shares from potentially dilutive securities as the assumption of conversion or exercise of these would have an antidilutive effect on loss per share before extraordinary items. In accordance with generally accepted accounting principles, diluted loss per share from extraordinary item is calculated using the same number of potential common shares as used in the computation of loss per share before extraordinary items.


NOTE O - DEFERRED TAX ASSET

Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company's assets and liabilities. Temporary differences, net operating loss carry forwards and valuation allowances comprising the net deferred taxes on the balance sheets is as follows:
                                                  November 30, 2004
                                                  -----------------
         Loss carry forward for tax purposes          $  1,059,411
                                                  =================
         Deferred tax asset (34%)                          360,200
         Valuation allowance                              (360,200)
                                                  -----------------
         Net deferred tax asset                       $          -
                                                  =================

See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                    18
AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2004


NOTE O - DEFERRED TAX ASSET (CONTINUED)

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carry-forward as of November 30, 2004 was approximately $1,059,000. These carry-forwards, which will be available to offset future taxable income, will expire through the year 2024.

The Company does not believe that the realization of the related net deferred tax asset meets the criteria required by generally accepted accounting principles and, accordingly, the deferred income tax asset arising from such loss carry forward has been fully reserved.

NOTE P - RELATED PARTY TRANSACTIONS

The Company has accounts receivables due from nine related company entities. eCom eCom.com, Inc. owes $64,527 for services paid to the Company's transfer agent and accountant. Freedom 4 Wireless, Inc. owes the Company $597,915 for working capital and inventory purchased by ACHI, subsequently purchased by the Company on February 29, 2004. Addition advances were made of $10,000 into each of the following seven spin-off of eCom; A Super Deal.com, Inc, Swap and Shop.net Corp, A Classified Ad, Inc, AAB National Company, Pro Card Corporation, USAS Digital Inc, and eSecureSoft Company. These related party transactions totaled $380,447 on November 30, 2004. The Company has received loans from various Officers and Directors. As of November 30, 2004, the company owes $243,524 to Barney A. Richmond.


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

The FASB also issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets and is effective for financial statements issued for fiscal years beginning January 1, 2002. This statement addresses financial accounting and reporting for the impairment or the disposal of long-lived asset. An impairment loss is recognized if the carrying amount of a long-

See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                    19
AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2004


NOTE Q - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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


Results of Operations

Comparison of the six months ended November 30, 2004 with the six months ended November 30, 2003.

Revenue for the six month period ended November 30, 2004 was $123 compared to no revenue recorded during the same period of the prior year. Revenues were

                                    23
AMERICAN CAPITAL HOLDINGS, INC.

recorded from commission received by our insurance subsidiary IS Direct Agency.

Gross profit reflects a loss of $7,956 in the current year versus no loss for the prior years six month period. Depreciation expense contributed $8,079 to the current years deficit in gross profit.

General and administrative costs of $488,385 for the current six month period reflect costs of staffing our administrative and sales offices. Consulting costs contributed $181,535; rent contributed $21,239; and travel contributed $65,818 of the total $488,385 administrative expenses for the current three month period.

Our operations for the six months ended November 30, 2004 resulted in a net loss of $511,698 . Unrealized holding losses during the current six month period of $1,873,994 was the result of a decline in the market value of both the Company's holdings in eCom eCom.com and Air Media Now, Inc. A $137,737 decline in the eCom market value plus a $1,736,257 decline in the Air Media Now market value combined for the $1,873,994 loss the six months ended November 30, 2004.

Realized gains and losses during the current six month period include a total of $48,364, comprising of $55,000 loss on the company's sale of eSmokes, Inc. and a gain of $6,636 on the company's sale of its 1,194,824 share holding of Smart Pill Diagnostics, Inc.


Liquidity and Capital Resources

As of November 30, 2004 current assets totaled $3,200,293 compared to $3,239,008 at the end of the prior fiscal year. The $38,715 decrease in total current assets was the result of a decrease in value in our marketable securities.

Accounts Payable decreased from $27,806 to $20,640 during the current six months. Current liabilities increased from $931,485 at the end of the prior fiscal year to $1,368,644 at the end of the current quarter, an increase of $437,159 due to the increase of short term borrowing.

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

EXHBITI 32

CERTIFICATIONS OF CEO AND CFO PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT

CERTIFICATION PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)

In connection with the Registration Statement of American Capital Holdings Inc., a Florida corporation (the "Company"), on Form 10-QSB for the period ending November 30, 2004 as filed with the Securities and Exchange Commission (the "Report"), Barney A. Richmond, President of the Company and Richard C. Turner, Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.
1350), that to his knowledge:

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