Form 10QSB
period 2005-02-28
AMERICAN CAPITAL HOLDINGS INC
filed 2005-04-06
CIK 1288012

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                Form 10-QSB
          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended February 28, 2005
                   Commission File Number 33-96638-A

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

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes [   ]    No [ X ]

As of February 28, 2005 the issuer had 15,723,903 shares of common stock, $.0001 Par Value, outstanding.

Transitional Small Business Disclosure format:  Yes [   ]   No [ X ]



















AMERICAN CAPITAL HOLDINGS, Inc.            Form 10-QSB     FEBRUARY 28, 2005

                                       INDEX

                                                                    PAGE NO.
PART I    FINANCIAL INFORMATION



ITEM 1    FINANCIAL STATEMENTS

          Independent Accountants' Report . . . . . . . . . . . . . . .  3

          Consolidated Balance Sheets
           February 28, 2005 and May 31, 2004 . . . . . . . . . . . . .  4

          Consolidated Statement of Operations
           Nine Months Ended February 28, 2005 and February 29, 2004. .  5

          Consolidated Statement of Operations
           Three Months Ended February 28, 2005 and February 29, 2004..  6

          Consolidated Statement of Changes in Shareholders' Equity
           from June 1, 2003 Through February 28, 2005 . . . . . . . .   7

          Consolidated Statement of Cash Flows
           for the Nine Months Ended February 28, 2005 and 2004   . . .  8

          Notes to Consolidated Financial Statements  . . . . . . . . . 10


ITEM 2 Management's Discussion and Analysis or Plan of Operation  . . . 21

ITEM 3 Controls and Procedures  . . . . . . . . . . . . . . . . . . . . 28


PART II       OTHER INFORMATION


ITEM 1 Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . 29

ITEM 2 Unregistered Sales Of Equity Securities and Use Of
       Proceeds . . . . . . . . . . . . . . . . . . . . . . . . . . . . 29

ITEM 3 Defaults Upon Senior Securities  . . . . . . . . . . . . . . . . 29

ITEM 4 Submission Of Matters to a Vote Of Security Holders. . . . . . . 29

ITEM 5 Other Information  . . . . . . . . . . . . . . . . . . . . . . . 30

ITEM 6 Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . 30

SIGNATURES AND CERTIFICATIONS . . . . . . . . . . . . . . . . . . . . . 30


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
                               (561) 626-0400

Thomas B. Andres, C.P.A.*, C.V.A.                     FAX (561) 626-3453
Paul M. Wieseneck, C.P.A.
*Regulated by the State of Florida


                       Independent Accountants' Report


To the Board of Directors and Stockholders
American Capital Holdings, Inc.
Palm Beach Gardens, Florida

We have reviewed the accompanying consolidated balance sheet of American Capital Holdings, Inc. as of February 28, 2005 and May 31, 2004, and the related consolidated statements of operations, for the three-month periods and the nine month periods ended February 28, 2005 and 2004, the consolidated statement of changes in stockholders' equity from June 1, 2003 through February 28, 2005, and the consolidated statement of cash flows for the nine month periods ended February 28, 2005 and 2004, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of American Capital Holdings, Inc.

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



/s/Wieseneck, Andres & Company, P.A.


North Palm Beach
April 5, 2005








                                     3

AMERICAN CAPITAL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
                                             FEBRUARY 28, 2005   MAY 31, 2004
ASSETS
    Current Assets
         Cash and Cash Equivalents              $      34,487  $      22,614
         Accounts Receivable                           23,709              -
         Notes Receivable                             409,650        138,952
         Loans Receivable Related Parties (net)       158,618         27,067
         Prepaid Expenses                              66,432         87,197
         Marketable Securities                      2,586,054      2,963,178
         Other Current Assets                             600              -
                                                  ------------   ------------
             Total Current Assets                   3,279,549      3,239,008
                                                  ------------   ------------

    Property and Equipment, net                        24,219         43,472
                                                  ------------   ------------
    Other Assets
         Available for Sale Securities              1,268,812      2,960,668
         Goodwill                                   8,209,071      8,209,071
         Security Deposit                               3,110          3,110
                                                  ------------   ------------
             Total Other Assets                     9,480,993     11,172,849
                                                  ------------   ------------
TOTAL ASSETS                                    $  12,784,762  $  14,455,329
                                                  ============   ============
LIABILITIES & STOCKHOLDERS' EQUITY
  Liabilities
         Current Liabilities
            Accounts Payable                    $      43,675  $      27,806
            Accrued Expenses                           21,422         11,021
            Loan Payable Related Parties              234,953         57,681
            Current Portion of Notes
                and Loans Payable                   1,034,977        834,977
                                                  ------------   ------------
            Total Current Liabilities               1,335,027        931,485
                                                  ------------   ------------
     Total Liabilities                              1,335,027        931,485
                                                  ------------   ------------
     Stockholders' Equity
         Common Stock $.0001 par value, 100 million
          shares authorized, 15,723,903 shares issued
          and outstanding, 2,080,000 unissued           1,780          1,702
         Paid-in-Capital                           15,466,285     14,686,363
         Accumulated Deficit                       (1,615,068)      (651,224)
         Accumulated Comprehensive Loss            (2,403,262)      (512,997)
                                                  ------------   ------------
  Total Stockholders' Equity                       11,449,735     13,523,844
                                                  ------------   ------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY         $ 12,784,762  $  14,455,329
                                                  ============   ============

See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

                                     4

AMERICAN CAPITAL HOLDINGS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED
FEBRUARY 28, 2005 AND 2004

                                           FEBRUARY 28, 2005   FEBRUARY 29, 2004

       Revenues
               Net Sales                       $        123      $          -
               Cost of Sales                         (9,128)                -
                                                ------------      ------------

                   Gross Profit                      (9,005)                -
                                                ------------      ------------

       Operating Expenses
               General and Administrative           913,164             3,474
               Sales and Marketing                   15,357                 -
               Amortization                               -                 -
                                                ------------      ------------
             Total Operating Expenses               928,521             3,474

                                                ------------      ------------
             Loss from Operations                  (937,526)           (3,474)
                                                ------------      ------------
       Other Income (Expense)
               Interest Income                        9,564                 -
               Interest Expense                     (36,513)                -
               Loss on Disposition
                  of Marketable Securities         (343,364)                -
               Recovery of Bad Debt                 343,995
                                                ------------      ------------
                   Net Other Expenses               (26,318)                -
                                                ------------      ------------
    Net Loss Before Other Comprehensive Losses     (963,844)                -

       Other Comprehensive Income / (Loss)
           Unrealized Holding Loss During Period (1,890,265)                -
                                                ------------      ------------
       Total Comprehensive Loss                  (1,890,265)                -
                                                ------------      ------------
    Net Loss                                   $ (2,854,109)     $     (3,474)
                                                ============      ============


Basic and Diluted
 Net Loss Per Common Share                     $       (.18)     $       (.00)
                                                ============      ============


Weighted Average Shares Outstanding              15,723,903         3,494,205
                                                ============      ============

See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                     5

AMERICAN CAPITAL HOLDINGS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED
FEBRUARY 28, 2005 AND 2004

                                           FEBRUARY 28, 2005 FEBRUARY 29, 2004

       Revenues
               Net Sales                       $          -      $          -
               Cost of Sales                         (1,049)                -
                                                ------------      ------------

                   Gross Profit                      (1,049)                -
                                                ------------      ------------
       Operating Expenses
               General and Administrative           424,780             3,474
               Sales and Marketing                        -                 -
               Amortization                               -                 -
                                                ------------      ------------
             Total Operating Expenses               424,780             3,474

                                                ------------      ------------
             Loss from Operations                  (425,829)           (3,474)
                                                ------------      ------------
       Other Income (Expense)
               Interest Income                        4,622                 -
               Interest Expense                     (11,854)                -
               Loss on Disposition
                  of Marketable Securities         (295,000)                -
               Recovery of Bad Debt                 343,995                 -
                                                ------------      ------------
                   Net Other Income                  43,763                 -
                                                ------------      ------------
    Net Loss Before Other Comprehensive Losses     (384,066)           (3,474)

       Other Comprehensive Income / (Loss)
           Unrealized Holding Loss During Period    (16,271)                -
                                                ------------      ------------
       Total Comprehensive Loss                     (16,271)                -
                                                ------------      ------------
    Net Loss                                   $   (400,337)     $     (3,474)
                                                ============      ============


Basic and Diluted
 Net Loss Per Common Share                     $       (.03)     $       (.00)
                                                ============      ============


Weighted Average Shares Outstanding              15,723,903        10,482,604
                                                ============      ============

See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

                                     6
AMERICAN CAPITAL HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FROM JUNE 1, 2003 THROUGH FEBRUARY 28, 2005

                                  Add'l Paid
               Number of  At Par  in Capital  Retained  Accum. other      Total
                  Shares   Value  & Treasury  Earnings  Comprehen-  Stockholder
                  Issued  $.0001    Stock       (Loss)   sive Inc.       Equity
                ---------- ------ ----------- ---------- ---------- -----------
Balance 6/01/03         5  $   0      $    0   $     0    $      0   $       0

Cancellation of Common Stock
 held by eCom eCom     (5)    (0)         (0)        0           0           0

Issuance of Common Stock
To eCom eCom.com Inc.
 shareholders    2,497,756    250          -         -           -         250

Issuance of Common Stock
 for the acquisition
 of ACHI, Inc.
assets.         13,226,147  1,322  13,176,443        -           -  13,177,765

Issuance of
 detachable warrants     -      -      10,050        -           -      10,050

Purchase of IS Direct
 Agency NY for 800,000
 subscribed but
 unissued shares         -     80     999,920        -           -   1,000,000

Conversion of
 $500,000 Debt
 to stock - unissued     -     50     499,950        -           -     500,000

Accumulated other
 Comprehensive loss      -      -          -         -    (512,997)   (512,997)

Net Operating Loss       -      -          -   (651,224)         -    (651,224)
                ---------- ------ ----------- ---------- ---------- -----------
Balance 5/31/04 15,723,903  1,702  14,686,363  (651,224)  (512,997) 13,523,844

Sale of 780,000
 shares of Common
 Stock - unissued        -     78     779,922        -           -     780,000

Accumulated other
 Comprehensive Loss      -      -          -         -   (1890,265) (1,890,265)

Net Operating Loss       -      -          -   (963,844)         -    (963,844)
                ---------- ------ ----------- ---------- ---------- -----------
Bal. 02/28/05   15,723,903 $1,780 $15,466,285$(1615,068)$(2403,262)$11,449,735
                ========== ====== =========== ========== ========= ============

See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                     7

AMERICAN CAPITAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2005 AND 2004

                                           FEBRUARY 28, 2005   FEBRUARY 29, 2004


Cash Flows From Operating Activities
    Cash received from customers               $        123      $          -
    Cash paid to suppliers of goods
        and services                               (906,807)           (4,378)
    Income Taxes Paid                                     -                 -
    Interest Paid                                   (25,479)                -
    Interest Received                                   773                 -
                                              _______________  _______________
        Net Cash Flows Used in
         Operating Activities                      (931,390)           (4,378)
                                              _______________  _______________
Cash Flows From Investing Activities
    Purchase of Equipment                            (9,490)                -
    Deposit Made on Insurance Carrier in Escrow    (250,000)                -
    Sale of Marketable Securities                   871,636                 -
    Purchase of Marketable Securities              (377,348)                -
    Purchase of Promissory Notes                    (11,906)
    Payment of Security Deposit                           -            (2,535)
                                              _______________  _______________
        Net Cash Flows Provided By
         (Used In) Investing Activities             222,892            (2,535)
                                              _______________  _______________
Cash Flows From Financing Activities
    Loans from Related Companies                  1,005,205             6,913
    Loans to Related Companies                   (1,264,834)                -
    Proceeds from Sale of Stock                   1,030,000                 -
    Payments on Notes Payable                       (50,000)                -
                                              _______________  _______________
        Net Cash Flows Provided By
         Financing Activities                       720,371             6,913
                                              _______________  _______________
Net Increase / (Decrease) in Cash                    11,873                 0

Cash and Cash Equivalents at
 Beginning of Period, June 1, 2004 and 2003          22,614                 0
                                              _______________  _______________
Cash and Cash Equivalents at
End of Period, February 28, 2005 and 2004      $     34,487     $           0
                                              ===============  ===============




See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.


                                     8

AMERICAN CAPITAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2005 AND 2004


Reconciliation of Net Loss to Net Cash Flows Used in Operating Activities

                                          FEBRUARY 28, 2005  FEBRUARY 29, 2004

    Net Income (Loss)                          $ (2,854,109)     $     (3,474)
    Cash was increased by:
        Increase in accrued expenses
         Other Comprehensive Income               1,890,265                 -
         Valuation Loss
         Amortization                                     -                 -
         Depreciation                                 9,128                 -
         Decrease in Prepaid Expenses                20,765                 -
         Increase in Accounts Payable                15,869                 -
         Increase in Accrued Expenses                10,401                96
    Cash was decreased by
         Increase in Prepaid Expenses                     -            (1,000)
         Increase in Account Receivable             (23,709)                -
                                              _______________  _______________
        Net Cash Flows Used in
         Operating Activities                  $   (931,390)    $      (4,378)
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




                                     9

AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2005

NOTE A - DESCRIPTION OF BUSINESS

American Capital Holdings, Inc. ("American Capital Holdings") is a Florida Corporation whose primary business consists of solutions offered by proprietary financial products designed to utilize tax incentives, and mitigate the impact of balance sheet liabilities. The Company's main office is located at 100 Village Square Crossing, Suite 202, Palm Beach Gardens, Florida 33410, and the telephone number is (561) 207-6395.


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

Revenue Recognition
Revenue and dividends from investments are recognized at the time the investment dividends are declared payable by the underlying investment. Capital gains and losses are recorded on the date of sale of the investment.

Cash and Cash Equivalents
Cash consists of deposits in banks and other financial institutions having original maturities of less than ninety days.

Allowance for Doubtful Accounts
It is the policy of management to review the outstanding accounts receivable quarterly. At year end, the amount expensed as bad debt will be evaluated and compared to prior years to establish an allowance for the year to come.

Depreciation
Property and equipment are recorded at cost and depreciated over the estimated useful lives of the related assets. Depreciation is computed using the straight-line method.

See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                    10










AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2005

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


Amortization
The accounting for a recognized intangible asset acquired after June 30, 2001 is based on its useful life to the Company. If an intangible asset has a finite life, but the precise length of that life is not known, that intangible asset shall be amortized over management's best estimate of its useful life.
An intangible asset with a indefinite useful life is not amortized. The useful life of an asset to an entity is the period over which the asset is expected to contribute directly or indirectly to the future cash flows of that entity.


Investments
Investments are stated at the lower of cost or market value.

NOTE C -  NOTES RECEIVABLE

Notes Receivable at February 28, 2005 consist of the following:
  An 8% non-collateralized note that matures in December 2004,
  Interest is payable quarterly.  Included in the balance is
  $15,957 of accrued interest receivable.                             $117,924

  A 4% non-collateralized note due on demand.  Included in
  The balance is $2,490 of accrued interest receivable.                 27,737

  Nine 8% promissory notes purchased from holders of notes
  with Air Media Now, Inc.                                              11,906

  A 5% non-collateralized surplus note that Cosmopolitan Life Insurance has the right to repay, provided Cosmopolitan has sufficient capital to operate as a stipulated premiums life Insurance company.
  Included in the balance is $2,083 of accrued interest.               252,083
                                                                     ----------
       Total Notes Receivable                                         $409,650
                                                                     ==========
Management has made a determination that all of the notes receivable are collectable and therefore, has not established an allowance for doubtful accounts.






See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.



                                     11


AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2005

NOTE D - LOANS RECEIVABLE RELATED PARTIES

The three loans receivable from related corporate entities are non-collateralized, non-interest bearing and are due on demand. The loans due as of February 28, 2005 are as follows:
    A Super Deal.com, Inc    $  10,150
    Swap and Shop.net Corp.      7,150
    A Classified Ad, Inc.       10,150
    AAB National Company        31,050
    Pro Card Corporation        13,150
    USAS Digital, Inc.           7,150
    eSecureSoft Company          8,150
    eCom eCom.com Inc.          65,039
    MyZipSoft, Inc.              5,500
    USA Performance Products       150
    American Environmental, Inc.   979
                              ---------
        Total                $ 158,618
                              =========

NOTE E - INVESTMENTS

The Company accounts for its common stock investments using the equity method for investments in which the Company does not own a controlling interest. These investments are currently recorded at cost. The Company's share of the investors earnings or losses, if any, are not available at the date of these financial statements. No quoted market price is available for these investments.

The Company accounts for common stock investments for which there is a quoted market price as an Available-for-Sale security under Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities.












See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.



                                     12


AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2005

NOTE E - INVESTMENTS (CONTINUED)

On February 28, 2005, investments consisted of the following:

Equity Method of Accounting
Investment Securities at Cost
   @Visory, LLC                          $   112,500
   Brilliant Coatings, Inc.                  250,000
   Century Aerospace Corporation             285,000
   Efficien, Inc.                            287,000
   Metroflex, Inc.                           900,000
   MyZipSoft, Inc.                           670,199
                                          -----------
Total Equity Method Securities at Cost     2,504,699

Available-for-Sale method of accounting
  eCom eCom.com Inc.                          81,355
                                          -----------
    Total Available-for-Sale securities       81,355
                                          -----------
Total Investment Securities              $ 2,586,054
                                          ===========

Equity Method Securities:

@Visory, LLC is a Limited Liability Company located in East Aurora NY. The Company owns 250,000 Series A units of @Visory, LLC. The Company's investment amounts to 1.2% of the outstanding units of @Visory, LLC. @Visory, LLC is taxed as a partnership, and is not publicly traded. As of February 28, 2005, @Visory, LLC had investments in the following companies: Appraisal.com; SmartPill Diagnostcs; Efficien; Liquid Matrix; Saturn Internet Reservations; StudentVoice; Synacor; and Yipee, Inc.

Century Aerospace is a Delaware Corporation. The Company owns 57,000 common shares of Century Aerospace. The Company's investment amounts to .7% of the outstanding common shares of Century Aerospace.


eSmokes, Inc is a Florida Corporation. The Company owned 300,000 common shares of eSmokes, Inc. The Company's investment amounted to 3.3% of the outstanding shares of eSmokes, Inc. On October 19, 2004, the company sold the 300,000 common shares for the cost of $45,000, which resulted in a loss of $55,000.

Efficien, Inc. is a Delaware Corporation. The Company owns 500,000 common shares of Efficien, Inc. The Company's investment amounts to 11.9% of the outstanding common shares of Efficien, Inc. Efficen, Inc. specializes in the development of internet-based applications to improve the efficiency of hospital supply and material flow through an integrated application service provider (ASP) solution.

See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                     13
AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2005

NOTE E - INVESTMENTS (CONTINUED)

SmartPill Diagnostics, Inc. is a Delaware Corporation. The Company owned 1,194,824 Series A preferred shares of SmartPill Diagnostics, Inc. The Company's investment amounts to 11.60% of the outstanding shares of SmartPill Diagnostics, Inc. SmartPill Diagnostics, Inc. is a leading developer of
SmartPill Capsule endoscopy technology.   About the size of a vitamin pill, the
SmartPill Capsule is a capsule endoscopy device that uses patented technology to measure peristaltic pressure, pH and transit time, and determine real-time location--factors that aid Gastroenterologists in the diagnosis of such GI motility disorders such as gastroparesis and dyspepsia. The patient benefits from a more accurate diagnosis and a more comfortable, non-invasive, non-surgical approach to GI exploratory examinations. On June 28, 2004 the Company sold all 1,194,824 shares for $776,635.60, resulting in a gain of $6,635.60. On June 30, 2004 the Company purchased 175,909 shares for $345,000. On February 25, 2005, the Company sold its remaining 175,909 shares of SmartPill Diagnostics, Inc. for $50,000.

Metroflex, Inc. is a Delaware Corporation. The Company owns 900,000 common shares of Metroflex, Inc. Metroflex's MetroFlexCard operates as a MasterCard debit card. The card enables employers to set up programs through which employees can pay for commuter expenses-mass transit and parking expenses on a pretax basis.

Available-for-Sale Securities:

eCom eCom.com, Inc. is a Florida Corporation and trades on the OTC/PINK:ECEC. The company, which was the former parent of USA SportsNet Company, now American Capital Holdings, Inc., owns 1,437,100 common shares of eCom. The Company's investment amounts to 2.9% of the outstanding shares of eCom. The cost for this investment as of February 28, 2005 was $254,869. On February 28, 2005 the market value based on a closing bid price of 0.05 per share was $81,355. The difference in cost versus market value is recorded as a deficit in Accumulated Other Comprehensive Income of $173,514.












See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                     14




AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2005

NOTE F - PROPERTY AND EQUIPMENT

Equipment is stated at cost less depreciation. As of February 28, 2005, equipment consisted of computer hardware, software, and office furniture and equipment. Depreciation expense of $1,049 has been recorded for the quarter ending February 28, 2005. Accumulated depreciation at February 28, 2005 is $1,224.

NOTE G - PREPAID EXPENSES

Prepaid expenses consist principally of amounts paid for auditing work for the Company, along with marketing and research material to be used for investor relations.

NOTE H - AVAILABLE FOR SALE SECURITIES

On February 29, 2004, a stockholder of the Company contributed 53,910,922 shares of Air Media Now, Inc. to the Company as additional paid in capital. The only asset of Air Media Now, Inc. is the right to certain intellectual property. The fair value of the publicly traded shares at the date of receipt was $3,469,622 ($.064 per share.) The market value of Air Media Now, Inc. shares between February 29, 2004 and February 29, 2005 has decreased in value by approximately $2,230,000 and has been recognized as an other comprehensive loss in the consolidated statement of operations.

Management reviews intangible assets for impairment annually. Intangible assets with a finite useful life acquired after June 30, 2001 are amortized over their useful lives to the company. Intangible assets acquired after June 30, 2001 having an infinite useful life are recorded at their fair value and are not amortized. Management reviews all intangible assets for impairment annually.

NOTE I - OTHER ASSETS

Other assets consist primarily of security deposits on the lease of office facilities.









See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.





                                     15

AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2005

NOTE J - PROMISSORY NOTES

Promissory Notes as of February 28, 2005 consisted of:

Four interest bearing, non-collateralized loans.  The
loans have various maturities throughout 2004.           $ 444,950
                                                         ----------
     Total Notes Payable                                   444,950
     Less Current Portion                                 (444,950)
                                                         ----------
     Net Long-term Debt                                  $       0
                                                         ==========
The short-term notes payable mature as follows:
     February 28, 2005                                   $ 444,950
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

NOTE K - WARRANTS
The Company has issued 1,005,000 (505,000 + 500,000) detachable warrants for each dollar of debt as described in Note J above. Management has determined that the value of the detachable warrants to be $.01 on the date of issuance and have charged paid in capital $10,050 during the period. Each warrant entitles the holder to purchase one (1) share of common stock at $.01. The Company also issued 400,000 warrants to one of the former owners of IS Direct Agency for providing his insurance licensing in all fifty states. The warrants can be exercised for $.01 each. An additional 216,209 warrants were issued in connection with the acquisition of Spaulding Ventures, LLC ("Spaulding"); each unit of Spaulding entitled the owner to one warrant with an exercise price of $6.00 each.

The following is a summary of warrants through February 28, 2005:

     Outstanding warrants at the beginning of the year     $ 1,621,209
     Warrants issued                                                 0
     Warrants expired                                                0
     Warrants exercised                                              0
                                                           ------------
     Warrants outstanding at February 28, 2005             $ 1,621,209
                                                           ============

See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

                                     16
AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2005

NOTE L - COMMITMENTS AND CONTINGENCIES

On October 30, 2004, the Company entered into a purchase agreement with Cosmopolitan Life Insurance Company to acquire 80% ownership of the entity. The acquisition is expected to close in the second quarter of 2005, pending approval by the Insurance Commissioner of Arkansas.

The Company leases approximately 1,231 feet office facilities in Palm Beach Gardens, Florida under an operating lease of $3,478 per month which expires on January 31, 2006. ISDA leases approximately 200 square feet of office facilities in Buffalo, NY under a month to month agreement of $425.00 per month. Future minimum lease payments including sales tax as of February 28, 2005 are:
Fiscal Years ending:

            May 31, 2005                      $ 10,433
            May 31, 2006                        27,822
                                              --------
            Total Minimum Lease Payments      $ 38,255

Rent expense for the nine month period ending February 28, 2005 was $32,601

NOTE M - INCOME TAXES

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carry-forward as of February 28, 2005 totals approximately $1,959,498. These carry-forwards will be available to offset future taxable income, and begin to expire May 31, 2024.

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


                                     17
AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2005

NOTE N  STOCKHOLDERS' EQUITY

To facilitate the purchase of the assets of ACHI, the Company recorded a 1-for-20 reverse split on the Effective Date of the currently outstanding common stock, while maintaining the conversion and exercise prices of the Senior Notes, the Secured Notes, the Subordinated Notes and the related warrants. All prior period share and per-share amounts have been restated to account for the reverse split. Any fractional shares remaining after the reverse split will be paid out in cash to the shareholder on the Effective Date.

Warrants were granted to Promissory Note holders with detachable warrants. Management has determined that the fair value of each warrant is $0.01.

The computation of diluted loss per share before extraordinary item for the nine-months ended February 28, 2005 does not include shares from potentially dilutive securities as the assumption of conversion or exercise of these would have an anti-dilutive effect on loss per share before extraordinary items. In accordance with generally accepted accounting principles, diluted loss per share from extraordinary item is calculated using the same number of potential common shares as used in the computation of loss per share before extraordinary items.

NOTE O - DEFERRED TAX ASSET

Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company's assets and liabilities. Temporary differences, net operating loss carry forwards and valuation allowances comprising the net deferred taxes on the balance sheets is as follows:
                                                  February 28, 2005
                                                  -----------------
         Loss carry-forward for tax purposes          $  1,959,498
                                                  =================
         Deferred tax asset (34%)                          666,229
         Valuation allowance                              (666,229)
                                                  -----------------
         Net deferred tax asset                       $          -
                                                  =================

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carry-forward as of February 28, 2005 was approximately $1,959,000. These carry-forwards will be available to offset future taxable income, and will expire through the year 2024.

The Company does not believe that the realization of the related net deferred tax asset meets the criteria required by generally accepted accounting principles and, accordingly, the deferred income tax asset arising from such loss carry forward has been fully reserved.

See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                     18
AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2005

NOTE P - RELATED PARTY TRANSACTIONS

The Company has receivables due from nine related company entities.
eCom eCom.com, Inc. owes $65,039 for services paid to the Company's transfer agent and accountant. Freedom 4 Wireless, Inc. owed the Company $670,199 for working capital and inventory purchased by ACHI, and for contributions made between March 2004 and June 2004. On February 1, 2005, this investment was converted into 47,457,356 shares of MyZipSoft, Inc. common stock. Additional advances were made to MyZipSoft after February 1, 2005, resulting in a balance due from MyZipSoft of $5,500. Additional advances of $10,000 were made into each of the following seven spin-offs of eCom; A Super Deal.com, Inc, Swap and Shop.net Corp, A Classified Ad, Inc, AAB National Company, Pro Card Corporation, USAS Digital Inc, and eSecureSoft Company. These related party transactions totaled $158,618 on February 28, 2005. The Company has received loans from various Officers and Directors. As of February 28, 2005, the company owes $187,555 to Barney Richmond and $17,244 to Richard Turner.

NOTE Q - RECENT ACCOUNTING PRONOUNCEMENTS

The FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations with an effective date for financial statements issued for fiscal years beginning after June 15, 2002. The statement addresses financial accounting and reporting for obligations related with the retirement of tangible long-lived assets and the costs associated with asset retirement. The statement requires the recognition of retirement obligations which will, therefore, generally increase liabilities; retirement costs will be added to the carrying value of long-lived assets, therefore, assets will be increased; depreciation and accretion expense will be higher in the later years of an asset's life than in earlier years. The Company adopted SFAS No. 143 at January 1, 2002. The adoption of SFAS No. 143 had no impact on the Company's operating results or financial positions.

The FASB also issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets and is effective for financial statements issued for fiscal years beginning January 1, 2002. This statement addresses financial accounting and reporting for the impairment or the disposal of long-lived assets. An impairment loss is recognized if the carrying amount of a long-lived asset group exceeds the sum of the undiscounted cash flow expected to result from the use and eventual disposition of the asset group. Long-lived assets should be tested at least annually or whenever changes in circumstances indicate that the carrying amount may not be recoverable. This statement does not apply to goodwill and intangible assets that are not amortized.
The Company adapted SFAS No. 144 in the first quarter of 2002. The adoption of SFAS No. 144 had no impact on the Company's operating results or financial position.


See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2005

NOTE Q - RECENT ACCOUNTING PRONOUNCEMENTS(CONTINUED)

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

AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2005

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         HISTORY AND BUSINESS STRATEGY

History

The Company was incorporated in the State of Florida on January 25, 1999 as US Amateur Sports Company, a wholly-owned subsidiary of eCom eCom.com, Inc. ("eCom") which trades on the OTC/Pink Sheets under the symbol 'ECEC.' On March 24, 2003, the Company changed its name to USA SportsNet, Inc., and recently changed its name to American Capital Holdings, Inc. in connection with its spin-off by eCom and its acquisition of certain assets of a company formerly known as American Capital Holdings, Inc. (now known as ACHI, Inc.) The Company's main office is located at 100 Village Square Crossings, Suite 202, Palm Beach Gardens, Florida 33410, and the telephone number is (561) 207-6395.

While a wholly-owned subsidiary of eCom, the Company developed an e-commerce Internet infrastructure. This product provided an affordable, user-friendly technological platform and professional resources to facilitate web business development. It also operated an on-line business as a test model, using Company developed e-commerce concepts to sell sports products.

The Company was one of ten wholly-owned subsidiaries of eCom, with varying business plans. In recent years, eCom concluded that it did not have the financial resources necessary to develop all of its ten business units collectively. eCom decided to spin off its subsidiaries into independent companies in the belief that independent companies, each with a distinct business, would be better able to obtain necessary funding and develop their business plans. This belief was based in part on eCom's experience with potential business partners which sought involvement with only one of eCom's subsidiaries, rather than involvement with the multi-faceted eCom.

On December 1, 2003, the Board of Directors of eCom approved the spin-off of the Company. They voted to issue to the shareholders of eCom one share of the Company for every one share of eCom owned as of the record date of January 5, 2004. Fractional shares will be purchased by the Company. No payment was required of the eCom shareholders.

After the spin-off of the Company was completed, the Company was presented with an opportunity to acquire certain assets of American Capital Holdings, Inc. (now known as, and referred to hereafter as ACHI) On January 12, 2004, the Company entered into an Asset Purchase Agreement with ACHI whereby the Company acquired certain assets of ACHI in return for the issuance of common stock of the Company in an amount equal to 84.1% of the total ownership of the Company. In order to accomplish this transaction, the Company effected a 20-to-1 reverse stock split, which reduced its outstanding stock to 2,497,756 shares, and issued to ACHI 13,226,147 shares. The Company then changed its name to American Capital Holdings, Inc., and ACHI changed its name to ACHI, Inc.

AMERICAN CAPITAL HOLDINGS, INC.

In addition, the Company agreed to reserve 25,000,000 of its authorized, but unissued shares, for issuance pursuant to a public offering, and to issue 2,162,099 shares to Spaulding Ventures, LLC, or its shareholders, in replacement of the shares of ACHI issued or to be issued to Spaulding in connection with a prior acquisition of assets by ACHI from Spaulding (see "Acquisition of Spaulding"). The proceeds of the public offering are to be used to acquire additional interests in some of the companies in which the Company currently holds an ownership interest, to provide capital to those companies, and to acquire interests in other businesses of interest to the Company, which have not yet been identified.

The assets acquired from ACHI consist primarily of approximately $10.8 million of investment interests in ten developing companies (described below), approximately $5.3 million of restricted securities, approximately $233,000 of marketable securities, approximately $100,000 in cash, and proprietary investment programs known as Energy Tax Incentive Preferred Securities ("ETIPS")and Guaranteed Principal Insured Convertible Securities ("GPICS") which ACHI had developed and specifically designed to facilitate investment in oil and gas exploration in the United States, and in developing companies. See the American Capital Holdings balance sheet included in the Financial Statements section of this report.

On December 30, 2003, prior to the Company's acquisition from ACHI, ACHI entered into a letter agreement with Spaulding Ventures, LLC, pursuant to which ACHI agreed to acquire all of Spaulding's assets in return for 2,162,099 shares of ACHI common stock, plus warrants to purchase a total of 216,210 additional shares of ACHI common stock at a purchase price of $6.00 per share. As part of its acquisition from ACHI of the assets ACHI acquired from Spaulding, the Company has agreed to replace the shares and warrants issued by ACHI with shares and warrants of the Company. In order to facilitate the distribution of these securities by Spaulding to its shareholders, the Company intends file a Registration Statement with the Securities and Exchange Commission registering the distribution to Spaulding's shareholders of both the acquisition shares and the shares to be issued upon exercise of the warrants.

The assets acquired by ACHI from Spaulding, and subsequently acquired by the Company from ACHI, consist primarily of equity ownership positions in the following ten developing companies:
     Smart Pill Holding Corporation         Brilliant Roadways, Inc.
     @visory, LLC                           eSmokes, Inc.
     Efficien, Inc.                         IS Direct Agency, Inc.
     Solid Imaging, Ltd.                    Century Aerospace Corporation.
     Traffic Engine, Inc.                   Metroflex, Inc.


American Capital Holdings, Inc.'s principal executive offices are located at 100 Village Square Crossing, Suite 202, Palm Beach Gardens, FL 33410, and our telephone number is (561) 207-6395. The Company's fiscal year ends May 31, 2005. The company maintains a web site at www.americancapitalholdings.com.

AMERICAN CAPITAL HOLDINGS, INC.

Business Strategy

American Capital Holdings, Inc. ("the Company") is a Florida Corporation whose primary business consists of solutions offered by proprietary financial products designed to utilize tax incentives for principal-guaranteed capital investment, and mitigate the impact of balance sheet liabilities of unfunded government and
private sector post-employment benefit plans.   The Company has ownership rights
of the trademarks for five proprietary products:

       GPICSTM -- Guaranteed Principle Insured Convertible Securities

       ETIPSTM -- Energy Tax Incentive Preferred Securities

       ETICSTM -- Equipment Tax Incentive Convertible Securities

       GPACSTM -- Guaranteed Pension Accounting Contract Solutions

       GPACSTM -- Government Pension Accounting Contract Solutions

Our Chairman, Barney A. Richmond, has applied for a patent on the GPACS product, and intends to assign the patent to the Company upon approval.

Our proprietary products use insurance as part of their investment structure. For example, the GPACSTM uses a life insurance platform to structure the balance sheet towards a more favorable financial portrayal of the business organization. These insurance contracts will be written through licensed insurance carriers, and underwritten through three subsidiaries of the Company: IS Direct Agency, Inc.("ISDA"), Universe Life Insurance Company ("Universe"), and Cosmopolitan Life Insurance Company ("Cosmopolitan"). ISDA and Universe are wholly-owned subsidiaries of the Company, and Cosmopolitan will be a majority-owned subsidiary of the Company, with the transaction expected to close in the second quarter of 2005. The Company intends to conduct its primary business operations through these three subsidiaries.

SUBSIDIARIES

IS Direct Agency, Inc.

IS Direct Agency, Inc. ("ISDA") was incorporated in the State of Florida on May 20, 2004. On May 21, 2004 ISDA acquired the assets of IS Direct Agency, Inc., a New York Corporation. On May 21, 2004 an asset purchase agreement was executed between American Capital Holdings and ISDA. ISDA is currently licensed in 33 states, but expects to obtain the necessary licenses to operate nationally. Chris Dillon, President of IS Direct, is licensed as an independent agent in 49 states, and in the District of Columbia. In addition to term life, annuities, and other traditional insurance products, IS Direct will offer placement for the insurance components of our proprietary products. We anticipate most of the insurance products sold by ISDA to be underwritten by Universe. We also intend to sell the products of other licensed insurance carriers through ISDA.
Although ISDA currently sells primarily term insurance products, the acquisition of Universe is expected to broaden the scope of its offerings.

AMERICAN CAPITAL HOLDINGS, INC.

Universe Life Insurance Company

Universe is a wholly-owned subsidiary of The Company, pending change-of-control
approval by the Insurance Commission of the State of Idaho.   Universe is a
life, health, and annuities insurance carrier currently licensed in 23 states. Universe is in the process of obtaining licenses to operate in the remaining 27 states. We expect Universe to be domiciled in the state of South Carolina, with principle offices in Charleston.

Cosmopolitan Life Insurance Company

On October 30, 2004, the Company entered into a purchase agreement with Cosmopolitan Life Insurance Company to acquire 80% ownership of the entity. The acquisition is expected to close in the second quarter of 2005, pending approval by the Insurance Commissioner of Arkansas. Cosmopolitan Life Insurance Company is a stipulated premium insurer, chartered in 1931 in the State of Arkansas. Until 1998, Cosmopolitan was engaged exclusively in providing burial / final expense insurance, and was operated as a small stipulated premium carrier in association with the mortuary business. In 1998, Cosmopolitan broadened the company's offerings to include a dental insurance product and specific stop-loss coverage for employer self-funded plans. In recent periods, the majority of revenues reported are a result of re-insurance assumed, although the dental product has remained a small but profitable operating segment. Cosmopolitan anticipates significant growth potential from the additional affiliations resulting from the American Capital Holdings, Inc. acquisition.

Capital City Holding, Inc.

Currently, the company is in negotiations with a company known as Capital City Holding Company, Inc. ("CCHC"), a South Carolina Corporation

PROPRIETARY PRODUCTS

Our GPICS(TM), ETIPS(TM), and ETICS(TM) products are investment structures designed to utilize and maximize energy and equipment tax incentives, while encouraging investment in oil and gas exploration in the United States, and investment in developing companies. These products are characterized by the guarantee of principal due to the structure of the investment.

Our GPACS(TM) product was created in response to General Accounting Standards Board Statement 45 ("GASB 45"), which requires state and local governments to account for and report the annual cost of other post-employment benefits (referred to hereafter as "OPEB"), in essentially the same manner in which they are required to account for pension obligations. This creates a liability on the balance sheet which often misrepresents an entity's financial health in an adverse manner. Our product is designed to structure an investment that offsets the liability with an asset, and additionally, provides investment income and a tax benefit when coupled with the proper treatment of employee's accrued income (part of OPEB.)

AMERICAN CAPITAL HOLDINGS, INC.

Management's plan of operation consists of selling our proprietary products to government and private sector customers for whom the product provides maximum utilility, and underwriting the insurance element of the product through our
wholly-owned subsidiaries.   We intend to use third-party insurance carriers,
but intend to retain commissions and premium payments within our subsidiaries.

We intend to use the financial products of our subsidiaries as solutions, addressing the needs of governmental and private sector businesses regarding unfunded pension liabilities and other post-employment benefit ("OPEB") liabilities. We also plan to sell annuities and other insurance products, through our subsidiaries, to both the public and private sectors. We also intend to invest and/or sell our proprietary ETIPS((TM)) and ETICS((TM)) products in the public marketplace.

Our GPACS((TM)) products, which refers to both the Guaranteed Pension Accounting Contract Solutions product and the Government Pension Accounting Contract Solutions product, relate to a business method of adjusting the balance sheet of a business or governmental organization, and particularly to a system for organizing the unfunded obligations of the organization so that the liability on the balance sheet becomes offset by an asset. The product also provides a systematic investing capability to enhance the profitability of the organization and the improved treatment of tax obligations.

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

In May of 2004, the GASB issued a corresponding "plan" statement, Statement 43 - Financial Reporting for Post-Employement Benefit Plans Other than Pension Plans. Statement 43 is effective one year prior to Statement 45. This statement requires a statement of plan net assets, statement of changes in plan net assets, schedule of funding progress, and schedule of employer contributions in the stand-alone financial reports of OPEB plans, as well as in the financial statements of governments having OPEB trust funds.

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

                                      25
AMERICAN CAPITAL HOLDINGS, INC.

for funding OPEB benefits; employers should consider the impact of required actuarial services.

Our GPICS((TM)), ETIPS((TM)) and ETICS((TM)) products are each investment structures designed to maximize the benefit of energy and equipment tax incentives, in order to facilitate investment in energy related and other business enterprises. An essential feature of these products is a guarantee of the principal invested, as a result of the structuring of the investment.


Government Regulation

Life insurance companies are subject to regulation and supervision by the states in which they transact business. State insurance laws establish supervisory agencies with broad regulatory authority, including the power to:

* grant and revoke licenses to transact business
* regulate and supervise trade practices and market conduct
* establish guaranty associations
* license agents
* approve policy forms
* approve premium rates for some lines of business
* establish reserve requirements
* prescribe the form and content of required financial statements and reports
* determine the reasonableness and adequacy of statutory capital and surplus
* perform financial, market conduct and other examinations
* define acceptable accounting principles
* regulate the type and amount of permitted investments
* limit the amount of dividends and surplus note payments that can be paid without obtaining regulatory approval.

Our life subsidiaries are subject to periodic examinations by state regulatory authorities. The payment of dividends or the distributions, including surplus note payments, by our life subsidiaries is subject to regulation by each subsidiary's state of domicile's insurance department. In addition, dividends and surplus note payments may be made only out of earned surplus, and all surplus note payments are subject to prior approval by regulatory authorities.

Most states have also enacted regulations on the activities of insurance holding company systems, including acquisitions, extraordinary dividends, the terms of surplus notes, the terms of affiliate transactions and other related matters.

Most states have enacted legislation or adopted administrative regulations affecting the acquisition of control of insurance companies as well as transactions between insurance companies and persons controlling them. The nature and extent of such legislation and regulations currently in effect vary from state to state. However, most states require administrative approval of the direct or indirect acquisition of 10% or more of the outstanding voting securities of an insurance company incorporated in the state. The acquisition of 10% of such securities is generally deemed to be the acquisition of "control" for the purpose of the holding company statutes and requires not only the filing of detailed information concerning the acquiring parties and the plan of


                                     26
AMERICAN CAPITAL HOLDINGS, INC.

acquisition, but also administrative approval prior to the acquisition. In many states, the insurance authority may find that "control" in fact does not exist in circumstances in which a person owns or controls more than 10% of the voting securities.

Federal legislation and administrative policies in several areas, including pension regulation, age and sex discrimination, financial services regulation, securities regulation and federal taxation can significantly affect the insurance business.

State insurance regulators and the NAIC are continually reexamining existing laws and regulations and developing new legislation for the passage by state legislatures and new regulations for adoption by insurance authorities. Proposed laws and regulations or those still under development pertain to insurer solvency and market conduct and in recent years have focused on:

* insurance company investments
* risk-based capital ("RBC") guidelines, which consist of regulatory targeted surplus levels based on the relationship of statutory capital and surplus, with prescribed adjustments, to the sum of stated percentages of each element of a specified list of company risk exposures
* the implementation of non-statutory guidelines and the circumstances under which dividends may be paid
* product approvals
* agent licensing
* underwriting practices
* insurance and annuity sales practices.


Results of Operations

Comparison of the nine months ended February 28, 2005 with the nine months ended February 28, 2004.

Revenue for the nine month period ended February 28, 2005 was $123 compared to no revenue recorded during the same period of the prior year. Revenues were recorded from commission received by our insurance subsidiary IS Direct Agency, Inc.

Gross profit reflects a loss of $9,005 in the current year versus no loss for the prior years nine month period. Depreciation expense contributed $9,128 to the current years deficit in gross profit.

General and administrative costs of $913,164 for the current nine month period reflect costs of staffing our administrative and sales offices. Consulting costs contributed $210,441, rent contributed $32,601, and travel contributed $101,189 of the total administrative expenses for the current nine month period.

Our operations for the nine months ended February 28, 2005 resulted in a net loss of $963,844. Unrealized holding losses during the current nine month period of $1,890,265 was the result of a decline in the market value of both the Company's holdings in eCom eCom.com and Air Media Now, Inc. A $154,008 decline in the eCom market value plus a $1,736,257 decline in the Air Media Now market value combined for the $1,890,265 loss the nine months ended February 28, 2005.
                                     27
AMERICAN CAPITAL HOLDINGS, INC.

Realized gains and losses during the current nine month period resulted in a net loss of $343,364, comprised of a $55,000 loss on the company's sale of eSmokes, Inc., and a $288,364 loss on the company's sale of its 1,370,733 share holding of Smart Pill Diagnostics, Inc.


Liquidity and Capital Resources

As of February 28, 2005, current assets totaled $3,279,549, compared to $3,239,008 at the end of the prior fiscal year. The $40,541 increase in total current assets is the result of an increase in cash from financing activities, and an increase in accounts receivable.

Accounts payable increased from $27,806 to $43,675 during the current nine months. Current liabilities increased from $931,485 at the end of the prior fiscal year to $1,335,027 at the end of the current quarter, an increase of $403,542 due to the increase of short-term borrowing.

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

                                     28
AMERICAN CAPITAL HOLDINGS, INC.

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


In February 2004, the Company issued 162,099 shares for Spaulding, in connection with the company's acquisition of certain assets from that company (See Description of Business - Acquisition of American Capital Holdings"). Inasmuch as American Capital Holdings had access to comprehensive information about the Company, the shares were issued in reliance upon Section 4(2) of the Securities Act. A legend was placed on the certificates stating that the securities were not registered under the Securities Act and setting forth appropriate restrictions on their transfer or sale.


ITEM 3. Defaults Upon Senior Securities.

        None

ITEM 4. Submission of Matters to a Vote of Security Holders.

        None



                                     29



AMERICAN CAPITAL HOLDINGS, INC.

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

     Exhibit 3.2 Bylaws of the Company (incorporated by reference to the Company's Form 10-SB filed May 24, 2004)

     Exhibit 31.1 Certification required under Section 302 of the Sarbanes-Oxley Act of 2002 by the CE0 on page

     Exhibit 31.2 Certification required under Section 302 of the Sarbanes-Oxley Act of 2002 by the CFO on page

     Exhibit 32    Section 1350 Certification on page

(b) Reports on Form 8-K:
     None

SIGNATURES AND CERTIFICATIONS
In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       American Capital Holdings, Inc.

      Date: April 5, 2005                    /s/   Barney A. Richmond
                                             --------------------------
                                               Barney A. Richmond
                                               President


      Date: April 5, 2005                    /s/   Richard C. Turner
                                             --------------------------
                                               Richard C. Turner
                                               Chief Financial Officer


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


Date: April 5, 2005

/s/ Barney A. Richmond
--------------------------
Barney A. Richmond
President



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

 Date: April 5, 2005


/s/ Richard C. Turner
---------------------------
Richard C. Turner
Chief Financial Officer

Exhibit 32

CERTIFICATIONS OF CEO AND CFO PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT

CERTIFICATION PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)

In connection with the Registration Statement of American Capital Holdings Inc., a Florida corporation (the "Company"), on Form 10-SB for the period ending August 31, 2004 as filed with the Securities and Exchange Commission (the "Report"), Barney A. Richmond, President of the Company and Richard C. Turner, Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.
1350), that to his knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

      /s/   Barney A. Richmond
      ---------------------------
      Barney A. Richmond
      President
      Date: April 5, 2005


      /s/   Richard C. Turner
      --------------------------
      Richard C. Turner
      Chief Financial Officer
      Date: April 5, 2005








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

The Securities and Exchange Commission has not approved or disapproved of this Form 10Q-SB nor has it passed upon its accuracy or adequacy.