Form 10QSB/A
period 2004-11-30
AMERICAN CAPITAL HOLDINGS INC
filed 2005-04-28
CIK 1288012

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                              Amendment No.1 to
                                Form 10-QSB

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended November 30, 2004
                   Commission File Number 33-96638-A

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
















AMERICAN CAPITAL HOLDINGS, Inc.            Form 10-QSB/A     NOVEMBER 30, 2004

                                       INDEX

                                                                    PAGE NO.
PART I    FINANCIAL INFORMATION



ITEM 1    FINANCIAL STATEMENTS

          Independent Accountants' Report . . . . . . . . . . . . . . .  3

          Consolidated Balance Sheets
           November 30, 2004  . . . . . . . . . . . . . . . . . . . . .  4

          Consolidated Statement of Operations
           Six Months Ended November 30, 2004 and November 30, 2003 . .  5

          Consolidated Statement of Operations
           Three Months Ended November 30, 2004 and November 30, 2003 .  6

          Consolidated Statement of Changes in Shareholders' Equity
           from June 1, 2003 Through November 30, 2004  . . . . . . . .  7

          Consolidated Statement of Cash Flows
           for the Three Months Ended November 30, 2004 and 2003  . . .  8

          Notes to Consolidated Financial Statements  . . . . . . . . . 10


ITEM 2 Management's Discussion and Analysis or Plan of Operation  . . . 21

ITEM 3 Controls and Procedures  . . . . . . . . . . . . . . . . . . . . 28


PART II       OTHER INFORMATION


ITEM 1 Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . 29

ITEM 2 Unregistered Sales Of Equity Securities and Use Of
       Proceeds . . . . . . . . . . . . . . . . . . . . . . . . . . . . 29

ITEM 3 Defaults Upon Senior Securities  . . . . . . . . . . . . . . . . 29

ITEM 4 Submission Of Matters to a Vote Of Security Holders. . . . . . . 29

ITEM 5 Other Information  . . . . . . . . . . . . . . . . . . . . . . . 29

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
                               (561) 626-0400

Thomas B. Andres, C.P.A.*, C.V.A.                     FAX (561) 626-3453
Paul M. Wieseneck, C.P.A.
*Regulated by the State of Florida


                       Independent Accountants' Report


To the Board of Directors and Stockholders
American Capital Holdings, Inc.
Palm Beach Gardens, Florida

We have reviewed the accompanying consolidated balance sheet of American Capital Holdings, Inc. as of November 30, 2004, and the related consolidated statements of operations, for the three-month periods and the six-month periods ended November 30, 2004 and 2003, the consolidated statement of changes in stockholders' equity from June 1, 2003 through November 30, 2004, and the consolidated statement of cash flows for the six-month periods ended November 30, 2004 and 2003, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of American Capital Holdings, Inc.

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



/s/Wieseneck, Andres & Company, P.A.


North Palm Beach
January 7, 2005

AMERICAN CAPITAL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEET
                                             NOVEMBER 30, 2004
ASSETS
    Current Assets
         Cash and Cash Equivalents              $      33,618
         Notes Receivable                             155,353
         Loans Receivable Related Parties (net)       380,447
         Prepaid Expenses                             103,749
         Other Current Assets                         250,000
                                                  ------------
             Total Current Assets                     923,167
                                                  ------------

    Property and Equipment, net                        52,765
                                                  ------------
    Other Assets
         Marketable Securities                      3,517,000
         Intangible Assets, net                        28,603
         Goodwill                                   8,209,071
         Security Deposit                               3,110
                                                  ------------
             Total Other Assets                    11,757,784
                                                  ------------
TOTAL ASSETS                                    $  12,733,716
                                                  ============
LIABILITIES & STOCKHOLDERS' EQUITY
  Liabilities
         Current Liabilities
            Accounts Payable                    $      20,640
            Accrued Expenses                           21,945
            Loan Payable Related Parties              276,082
            Current Portion of Notes
                and Loans Payable                   1,049,977
                                                  ------------
            Total Current Liabilities               1,368,644
                                                  ------------
     Total Liabilities                              1,368,644
                                                  ------------
     Stockholders' Equity
         Common Stock $.0001 par value, 100 million
          shares authorized, 15,723,903 shares issued
          and outstanding, 1,595,000 unissued           1,732
         Paid-in-Capital                           14,981,333
         Accumulated Deficit                       (1,231,002)
         Accumulated Comprehensive Loss            (2,386,991)
                                                  ------------
  Total Stockholders' Equity                       11,365,072
                                                  ------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY         $ 12,733,716
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

IS Direct Agency, Inc. ("ISDA"),a wholly owned subsidiary of the Company, was incorporated in the State of Florida on May 20, 2004. On May 21, 2004 ISDA acquired the assets of IS Direct Agency, Inc., a New York Corporation. ISDA provides internet based term life insurance quotes.

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

ACQUISITION FROM AMERICAN CAPITAL HOLDINGS. After the spin off of the Company was completed, the Company was presented with an opportunity to acquire certain assets of American Capital Holdings, Inc. (now known as, and referred to hereafter as ACHI). On January 12, 2004, the Company entered into an Asset Purchase Agreement with ACHI whereby the Company acquired certain assets, and assume certain liabilities of ACHI in return for the issuance of common stock of the Company in an amount equal to 84.1% of the total ownership of the Company. In order to accomplish this transaction, the Company effected a 20 to 1 reverse stock split, which reduced its outstanding stock to 2,497,756 shares, and agreed

See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                    10
AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2004

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


NOTE E - INVESTMENTS

The Company accounts for its investments in common stock using the cost method for those investments which the Company does not own a controlling interest. These investments are currently recorded at cost. The Company's share of the investors earnings or losses, if any, are not available at the date of these financial statements. No quoted market price is available for these investments.

The Company accounts for investments in common stock for which there is a quoted market price as an Available-for-Sale security under Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities.

On November 30, 2004, investments consisted of the following:

Cost Method of Accounting
Investment Securities at Cost
   @Visory, LLC                          $   112,500
   Brilliant Coatings, Inc.                  250,000
   Century Aerospace Corporation             285,000
   eSmokes, Inc.                                   0
   Efficien, Inc.                            287,000
   Smartpill Diagnostics, Inc.               345,000
   Metroflex, Inc.                           900,000
                                          -----------
Total Cost Method Securities               2,179,500

Available-for-Sale method of accounting
  Air Media Now, Inc.                      1,239,874
  eCom eCom.com Inc.                          97,626
                                          -----------
    Total Available-for-Sale securities    1,337,500
                                          -----------
Total Investment Securities              $ 3,517,000
                                          ===========

Cost Method Securities:

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

AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2004

NOTE E - INVESTMENTS (CONTINUED)

investment amounts to 2.9% of the outstanding shares of eCom. The market value for this investment as of August 31, 2004 was $215,565. On November 30, 2004 the market value based on a closing bid price of 0.07 per share was $97,626. The difference in cost versus market value is recorded as a deficit in Accumulated Other Comprehensive Income of $117,939.

On February 29, 2004, American Capital Holdings, Inc. purchased certain assets from ACHI, Inc. One of the assets that ACHI, Inc. owned, and that was acquired by American Capital Holdings, Inc., was 53,910,922 common shares of Air Media Now, Inc. The only assets recorded on the books of Air Media Now, Inc. at date of acquisition were the rights to use certain Intellectual Property that had been developed by the company plus 500,000 common shares of eCom eCom.com, Inc. American Capital Holdings, Inc. owns approximately 90% of the outstanding common shares of Air Media Now, Inc. Management determined that the fair value of the common stock of Air Media Now, Inc., which is traded on the pink sheets, was $1,239,874 ($.02 x 53,910,922 shares) at November 30, 2004 and, therefore, recognized the ownership of this common stock as a marketable security and available for sale. The loss in value of $(619,937) Air Media Now stock is recognized as a comprehensive loss in the current period and as an Accumulated Comprehensive Loss in stockholders' equity.

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

NOTE H - INTANGIBLE ASSETS

Intangible assets consist of website and software development costs for IS Direct, and fees related to applications for patents and trademarks.



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

The assets acquired from ACHI consist primarily of approximately $10.8 million of investment interests in ten developing companies (described below), approximately $5.3 million of restricted securities, approximately $233,000 of marketable securities, approximately $100,000 in cash, and proprietary investment programs known as Energy Tax Incentive Preferred Securities ("ETIPS") and Guaranteed Principal Insured Convertible Securities ("GPICS") which ACHI had developed and specifically designed to facilitate investment in oil and gas exploration in the United States, and in developing companies. See the American Capital Holdings balance sheet included in the Financial Statements section of this report.

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

AMERICAN CAPITAL HOLDINGS, INC.

Business Strategy

American Capital Holdings, Inc. ("the Company") is a Florida Corporation whose primary business consists of insurance and proprietary financial products designed to utilize tax incentives for principal-guaranteed capital investment, and mitigate the impact of balance sheet liabilities of unfunded government and
private sector post-employment benefit plans.   The Company has ownership rights
of the trademarks for five proprietary products:

         GPICS(TM) -- Guaranteed Principle Insured Convertible Securities

         ETIPS(TM) -- Energy Tax Incentive Preferred Securities

         ETICS(TM) -- Equipment Tax Incentive Convertible Securities

         GPACS(TM) -- Guaranteed Pension Accounting Contract Solutions

         GPACS(TM) -- Government Pension Accounting Contract Solutions

Our Chairman, Barney A. Richmond, has applied for a patent on the GPACS(TM) product, and intends to assign the patent to the Company upon approval.

Our proprietary products use insurance as part of their investment structure. These insurance contracts will be written through licensed insurance carriers, and underwritten through three subsidiaries of the Company: IS Direct Agency, Inc.("ISDA"), Universe Life Insurance Company ("Universe"), and Cosmopolitan Life Insurance Company ("Cosmopolitan"). ISDA and Universe are wholly-owned subsidiaries of the Company, and Cosmopolitan will be a wholly-owned subsidiary of the Company, with the transaction expected to close in the third quarter of 2005. The Company intends to conduct its primary business operations through these three subsidiaries.

SUBSIDIARIES

IS Direct Agency, Inc.

IS Direct Agency, Inc. ("ISDA") was incorporated in the State of Florida on May 20, 2004. On May 21, 2004 ISDA acquired the assets of IS Direct Agency, Inc., a New York Corporation. On May 21, 2004 an asset purchase agreement was executed between American Capital Holdings and ISDA. ISDA is currently licensed in 43 states, but expects to obtain the necessary licenses to operate nationally. Chris Dillon, President of IS Direct, is licensed as an independent agent in 49 states, and in the District of Columbia. In addition to term life, annuities, and other traditional insurance products, IS Direct will offer placement for the insurance components of our proprietary products. We anticipate most of the insurance products sold by ISDA to be underwritten by Universe. We also intend to sell the products of other licensed insurance carriers through ISDA.
Although ISDA currently sells primarily term insurance products, the acquisition of Universe is expected to broaden the scope of its offerings.

AMERICAN CAPITAL HOLDINGS, INC.

Universe Life Insurance Company

Universe is a wholly-owned subsidiary of The Company, pending change-of-control approval by the Insurance Commission of the State of Idaho. Universe is a life, health, and annuities insurance carrier currently licensed in 43 states. Universe is in the process of obtaining licenses to operate in the remaining 7 states. We expect Universe to be domiciled in the state of South Carolina, with principle offices in Charleston.

Cosmopolitan Life Insurance Company

On October 30, 2004, the Company entered into a purchase agreement with Cosmopolitan Life Insurance Company to acquire 100% ownership of the entity.
The acquisition is expected to close by May 31, 2005, pending approval by the Insurance Commissioner of Arkansas. Cosmopolitan Life Insurance Company is a stipulated premium insurer, chartered in 1931 in the State of Arkansas. Until 1998, Cosmopolitan was engaged exclusively in providing burial / final expense insurance, and was operated as a small stipulated premium carrier in association with the mortuary business. In 1998, Cosmopolitan broadened the company's offerings to include a dental insurance product and specific stop-loss coverage for employer self-funded plans. In recent periods, the majority of revenues reported are a result of re-insurance assumed, although the dental product has remained a small but profitable operating segment. Cosmopolitan anticipates significant growth potential from the additional affiliations resulting from the American Capital Holdings, Inc. acquisition.

Capital City Holding, Inc.

Currently, the company is in negotiations with a company known as Capital City Holding Company, Inc. ("CCHC"), a South Carolina Corporation

PROPRIETARY PRODUCTS

Our GPICS(TM), ETIPS(TM), and ETICS(TM) products are investment structures designed to utilize and maximize energy and equipment tax incentives, while encouraging investment in oil and gas exploration in the United States, and investment in developing companies. These products are characterized by the guarantee of principal due to the structure of the investment. When and if these products are utilized, when applicable, they will require separate SEC registration statements and/or insurance product approvals in the states in which the products are utilized.

Our GPACS(TM) product was created in response to General Accounting Standards Board Statement 45 ("GASB 45"), which requires state and local governments to account for and report the annual cost of other post-employment benefits (referred to hereafter as "OPEB"), in essentially the same manner in which they are required to account for pension obligations. This creates a liability on the balance sheet which often can misrepresent an entity's financial health in an adverse manner. Our product is designed to structure an investment that offsets the liability with an asset, and additionally, provides investment income and a tax benefit when coupled with the proper treatment of employee's accrued income (part of OPEB.)

AMERICAN CAPITAL HOLDINGS, INC.

Management's plan of operation consists of selling our proprietary products to government and private sector customers for whom the product provides maximum utility, and underwriting the insurance element of the product through our
wholly-owned subsidiaries.   We intend to use third-party insurance carriers,
but intend to retain commissions and premium payments within our subsidiaries.

We intend to use the financial products of our subsidiaries to address the needs of governmental and private sector businesses regarding unfunded pension liabilities and other post-employment benefit ("OPEB") liabilities. We also plan to sell annuities and other insurance products, through our subsidiaries, to both the public and private sectors. We also intend to invest and/or sell our proprietary ETIPS(TM) and ETICS(TM) products in the public marketplace.

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

In May of 2004, the GASB issued a corresponding "plan" statement, Statement 43 - Financial Reporting for Post-Employment Benefit Plans Other than Pension Plans. Statement 43 is effective one year prior to Statement 45. This statement requires a statement of plan net assets, statement of changes in plan net assets, schedule of funding progress, and schedule of employer contributions in the stand-alone financial reports of OPEB plans, as well as in the financial statements of governments having OPEB trust funds.

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

Our GPICS(TM), ETIPS(TM), and ETICS(TM) products are each investment structures designed to maximize the benefit of energy and equipment tax incentives, in order to facilitate investment in energy related and other business enterprises. An essential feature of these products is a guarantee of the principal invested, as a result of the structuring of the investment.


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





                                     27
Our operations for the six months ended November 30, 2004 resulted in a net loss of $511,698 . Unrealized holding losses during the current six month period of $1,873,994 was the result of a decline in the market value of both the Company's holdings in eCom eCom.com and Air Media Now, Inc. A $137,737 decline in the eCom market value plus a $1,736,257 decline in the Air Media Now market value combined for the $1,873,994 loss the six months ended November 30, 2004.

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


ITEM 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, based on an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), the Chief Executive and Chief Financial Officer of the Company has concluded that the Company's disclosure controls and procedures are effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in its Exchange Act reports is recorded, processed, summarized and reported within the applicable time periods specified by the SEC's rules and forms.

There were no changes in the Company's internal controls over financial reporting during the year ended May 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


Conclusions:
Based upon the Controls Evaluation, the CEO/CHAIRMAN and CFO have concluded that, subject to the limitations noted above, the Disclosure Controls are effective to timely alert management to material information relating to the Company during the period when its periodic reports are being prepared.



                                     28

In accordance with SEC requirements, the CEO/CHAIRMAN and CFO note that, since the date of the Controls Evaluation to the date of this Quarterly Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.


PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

The Company is not a party to any legal proceedings, except for an Involuntary Bankruptcy Petition filed by the Company, as one of three (3) petitioning creditors, against eCom that is currently pending in the Federal District Court in Broward County, Florida. American Capital Holdings, Inc. is a creditor of eCom and the spin-offs of eCom, and is initiating the bankruptcy proceedings as means to reorganize eCom and the spin-offs of eCom due to failed or failing businesses, and lost shareholder value. In 1999, eCom reached market capitalization of over $250 million. Since 1999, market capitalization has hit record lows of approximately $120 thousand, and currently ranges between $500 thousand and $1 million. The bankruptcy filing will allow the Company to reorganize and/or divest their interest in order to pursue profitable strategies as a means of restoring lost shareholder value.

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


ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None


ITEM 5. OTHER INFORMATION.


Board of Directors Vote

On November 15, 2004 the Board of Directors of American Capital Holdings made a motion which was passed to appoint the following individuals to the Board of Directors; Barney A. Richmond, Richard C. Turner, Matt Salmon, Michael

                                     29
Camilleri, Douglas Sizemore, Norman E. Taplin, and Barry M. Goldwater, Jr.
Mr. Richmond will serve as Chairman, President and Secretary and Mr. Turner will serve as Treasurer.

On November 15, 2004 the Board of Directors of American Capital Holdings amended the Articles of Incorporation. Article Four was changed to increase the authorized shares of the corporation from one hundred million shares to three hundred million shares.


ITEM 6. EXHIBITS

3.1     Amended Articles of Incorporation dated October 2004

SIGNATURES AND CERTIFICATIONS

31.1
CERTIFICATION REQUIRED UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 I, Barney A. Richmond, certify that:

1. I have reviewed this quarterly report on Form 10-QSB/A of American Capital Holdings, Inc.;

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


Date: April 28, 2005

/s/ Barney A. Richmond
--------------------------
Barney A. Richmond
President


Exhibit 31.2

CERTIFICATION REQUIRED UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Richard C. Turner, certify that:

1. I have reviewed this report on Form 10-QSB/A of American Capital Holdings, Inc.;

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

 Date: April 28, 2005


/s/ Richard C. Turner
---------------------------
Richard C. Turner
Chief Financial Officer

Exhibit 32

CERTIFICATIONS OF CEO AND CFO PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT

CERTIFICATION PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)

In connection with the Registration Statement of American Capital Holdings Inc., a Florida corporation (the "Company"), on Form 10-QSB/A for the period ending August 31, 2004 as filed with the Securities and Exchange Commission (the "Report"), Barney A. Richmond, President of the Company and Richard C. Turner, Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.
1350), that to his knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

      /s/    Barney A. Richmond
      ---------------------------
      Barney A. Richmond
      President
      Date: April 28, 2005


      /s/     Richard C. Turner
      --------------------------
      Richard C. Turner
      Chief Financial Officer
      Date: April 28, 2005

[A signed original of this written statement required by Section 906 has been provided to American Capital Holdings, Inc. and will be retained by American Capital Holdings, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.]

Exhibits to Form 10-QSB/A will be provided to shareholders of the Registrant upon written request addressed to American Capital Holdings, Inc., 100 Village Square Crossing, Suite 202, Palm Beach Gardens, Florida 33410. Any exhibits furnished are subject to a reasonable photocopying charge.

The Securities and Exchange Commission has not approved or disapproved of this Form 10-QSB/A nor has it passed upon its accuracy or adequacy.