Form 10QSB/A
period 2005-02-28
AMERICAN CAPITAL HOLDINGS INC
filed 2005-04-28
CIK 1288012

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                             Amendment No. 1 to
                               Form 10-QSB/A
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

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

                                       INDEX

                                                                    PAGE NO.
PART I    FINANCIAL INFORMATION



ITEM 1    FINANCIAL STATEMENTS

          Independent Accountants' Report . . . . . . . . . . . . . . .  3

          Consolidated Balance Sheets
           February 28, 2005  . . . . . . . . . . . . . . . . . . . . .  4

          Consolidated Statement of Operations
           Nine Months Ended February 28, 2005 and February 29, 2004. .  5

          Consolidated Statement of Operations
           Three Months Ended February 28, 2005 and February 29, 2004..  6

          Consolidated Statement of Changes in Shareholders' Equity
           from June 1, 2003 Through February 28, 2005 . . . . . . . .   7

          Consolidated Statement of Cash Flows
           for the Nine Months Ended February 28, 2005 and 2004   . . .  8

          Notes to Consolidated Financial Statements  . . . . . . . . . 10


ITEM 2 Management's Discussion and Analysis or Plan of Operation  . . . 23

ITEM 3 Controls and Procedures  . . . . . . . . . . . . . . . . . . . . 30


PART II       OTHER INFORMATION


ITEM 1 Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . 30

ITEM 2 Unregistered Sales of Equity Securities and Use Of
       Proceeds . . . . . . . . . . . . . . . . . . . . . . . . . . . . 30

ITEM 3 Defaults Upon Senior Securities  . . . . . . . . . . . . . . . . 31

ITEM 4 Submission Of Matters to a Vote Of Security Holders. . . . . . . 31

ITEM 5 Other Information  . . . . . . . . . . . . . . . . . . . . . . . 31

ITEM 6 Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . 32

SIGNATURES AND CERTIFICATIONS . . . . . . . . . . . . . . . . . . . . . 32


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
                               (561) 626-0400

Thomas B. Andres, C.P.A.*, C.V.A.                     FAX (561) 626-3453
Paul M. Wieseneck, C.P.A.
*Regulated by the State of Florida


                       Independent Accountants' Report


To the Board of Directors and Stockholders
American Capital Holdings, Inc.
Palm Beach Gardens, Florida

We have reviewed the accompanying consolidated balance sheet of American Capital Holdings, Inc. as of February 28, 2005, and the related consolidated statements of operations, for the three-month periods and the nine month periods ended February 28, 2005 and 2004, the consolidated statement of changes in stockholders' equity from June 1, 2003 through February 28, 2005, and the consolidated statement of cash flows for the nine month periods ended February 28, 2005 and February 29, 2004, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of American Capital Holdings, Inc.

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



/s/Wieseneck, Andres & Company, P.A.


North Palm Beach
April 22, 2005








                                     3

AMERICAN CAPITAL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
                                             FEBRUARY 28, 2005
ASSETS
    Current Assets
         Cash and Cash Equivalents              $      34,487
         Accounts Receivable                           23,709
         Notes Receivable                             409,650
         Loans Receivable Related Parties (net)       158,618
         Prepaid Expenses                              66,432
         Other Current Assets                             600
                                                  ------------
             Total Current Assets                     693,496
                                                  ------------

    Property and Equipment, net                        24,219
                                                  ------------
    Other Assets
         Available for Sale Securities              3,205,991
         Intangible Assets, net                        28,938
         Goodwill                                   8,209,071
         Security Deposit                               3,110
                                                  ------------
             Total Other Assets                    11,447,110
                                                  ------------
TOTAL ASSETS                                    $  12,164,825
                                                  ============
LIABILITIES & STOCKHOLDERS' EQUITY
  Liabilities
         Current Liabilities
            Accounts Payable                    $      43,675
            Accrued Expenses                           21,422
            Loan Payable Related Parties              234,953
            Current Portion of Notes
                and Loans Payable                   1,034,977
                                                  ------------
            Total Current Liabilities               1,335,027
                                                  ------------
     Total Liabilities                              1,335,027
                                                  ------------
     Stockholders' Equity
         Common Stock $.0001 par value, 100 million
          shares authorized, 15,723,903 shares issued
          and outstanding, 2,080,000 unissued           1,780
         Paid-in-Capital                           15,466,285
         Accumulated Deficit                       (1,615,068)
         Accumulated Comprehensive Loss            (3,023,199)
                                                  ------------
  Total Stockholders' Equity                       10,829,798
                                                  ------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY         $ 12,164,825
                                                  ============

See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

                                     4

AMERICAN CAPITAL HOLDINGS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED
FEBRUARY 28, 2005 AND 2004

                                           FEBRUARY 28, 2005   FEBRUARY 29, 2004

       Revenues
               Net Sales                       $        123      $          -
               Cost of Sales                         (9,128)                -
                                                ------------      ------------

                   Gross Profit                      (9,005)                -
                                                ------------      ------------

       Operating Expenses
               General and Administrative           913,164             3,474
               Sales and Marketing                   15,357                 -
               Amortization                               -                 -
                                                ------------      ------------
             Total Operating Expenses               928,521             3,474

                                                ------------      ------------
             Loss from Operations                  (937,526)           (3,474)
                                                ------------      ------------
       Other Income (Expense)
               Interest Income                        9,564                 -
               Interest Expense                     (36,513)                -
               Loss on Disposition
                  of Marketable Securities         (343,364)                -
               Recovery of Bad Debt                 343,995
                                                ------------      ------------
                   Net Other Expenses               (26,318)                -
                                                ------------      ------------
    Net Loss Before Other Comprehensive Losses     (963,844)                -

       Other Comprehensive Income / (Loss)
           Unrealized Holding Loss During Period (2,510,202)                -
                                                ------------      ------------
       Total Comprehensive Loss                  (2,510,202)                -
                                                ------------      ------------
    Net Loss                                   $ (3,474,046)     $     (3,474)
                                                ============      ============


Basic and Diluted
 Net Loss Per Common Share                     $       (.22)     $       (.00)
                                                ============      ============


Weighted Average Shares Outstanding              15,723,903         3,494,205
                                                ============      ============

See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                     5

AMERICAN CAPITAL HOLDINGS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED
FEBRUARY 28, 2005 AND 2004

                                           FEBRUARY 28, 2005 FEBRUARY 29, 2004

       Revenues
               Net Sales                       $          -      $          -
               Cost of Sales                         (1,049)                -
                                                ------------      ------------

                   Gross Profit                      (1,049)                -
                                                ------------      ------------
       Operating Expenses
               General and Administrative           424,780             3,474
               Sales and Marketing                        -                 -
               Amortization                               -                 -
                                                ------------      ------------
             Total Operating Expenses               424,780             3,474

                                                ------------      ------------
             Loss from Operations                  (425,829)           (3,474)
                                                ------------      ------------
       Other Income (Expense)
               Interest Income                        4,622                 -
               Interest Expense                     (11,854)                -
               Loss on Disposition
                  of Marketable Securities         (295,000)                -
               Recovery of Bad Debt                 343,995                 -
                                                ------------      ------------
                   Net Other Income                  43,763                 -
                                                ------------      ------------
    Net Loss Before Other Comprehensive Losses     (384,066)           (3,474)

       Other Comprehensive Income / (Loss)
           Unrealized Holding Loss During Period   (636,208)                -
                                                ------------      ------------
       Total Comprehensive Loss                    (636,208)                -
                                                ------------      ------------
    Net Loss                                   $ (1,020,274)     $     (3,474)
                                                ============      ============


Basic and Diluted
 Net Loss Per Common Share                     $       (.06)     $       (.00)
                                                ============      ============


Weighted Average Shares Outstanding              15,723,903        10,482,604
                                                ============      ============

See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

                                     6
AMERICAN CAPITAL HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FROM JUNE 1, 2003 THROUGH FEBRUARY 28, 2005

                                  Add'l Paid
               Number of  At Par  in Capital  Retained  Accum. other      Total
                  Shares   Value  & Treasury  Earnings  Comprehen-  Stockholder
                  Issued  $.0001    Stock       (Loss)   sive Inc.       Equity
                ---------- ------ ----------- ---------- ---------- -----------
Balance 6/01/03         5  $   0      $    0   $     0    $      0   $       0

Cancellation of Common Stock
 held by eCom eCom     (5)    (0)         (0)        0           0           0

Issuance of Common Stock
To eCom eCom.com Inc.
 shareholders    2,497,756    250          -         -           -         250

Issuance of Common Stock
 for the acquisition
 of ACHI, Inc.
assets.         13,226,147  1,322  13,176,443        -           -  13,177,765

Issuance of
 detachable warrants     -      -      10,050        -           -      10,050

Purchase of IS Direct
 Agency NY for 800,000
 subscribed but
 unissued shares         -     80     999,920        -           -   1,000,000

Conversion of
 $500,000 Debt
 to stock - unissued     -     50     499,950        -           -     500,000

Accumulated other
 Comprehensive loss      -      -          -         -    (512,997)   (512,997)

Net Operating Loss       -      -          -   (651,224)         -    (651,224)
                ---------- ------ ----------- ---------- ---------- -----------
Balance 5/31/04 15,723,903  1,702  14,686,363  (651,224)  (512,997) 13,523,844

Sale of 780,000
 shares of Common
 Stock - unissued        -     78     779,922        -           -     780,000

Accumulated other
 Comprehensive Loss      -      -          -         -   (2510,202) (2,510,202)

Net Operating Loss       -      -          -   (963,844)         -    (963,844)
                ---------- ------ ----------- ---------- ---------- -----------
Bal. 02/28/05   15,723,903 $1,780 $15,466,285$(1615,068)$(3023,199)$10,829,798
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


                                     8

AMERICAN CAPITAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2005 AND 2004


Reconciliation of Net Loss to Net Cash Flows Used in Operating Activities

                                          FEBRUARY 28, 2005  FEBRUARY 29, 2004

    Net Income (Loss)                          $ (3,474,046)     $     (3,474)
    Cash was increased by:
        Increase in accrued expenses
         Other Comprehensive Income               2,510,202                 -
         Valuation Loss
         Amortization                                     -                 -
         Depreciation                                 9,128                 -
         Decrease in Prepaid Expenses                20,765                 -
         Increase in Accounts Payable                15,869                 -
         Increase in Accrued Expenses                10,401                96
    Cash was decreased by
         Increase in Prepaid Expenses                     -            (1,000)
         Increase in Account Receivable             (23,709)                -
                                              _______________  _______________
        Net Cash Flows Used in
         Operating Activities                  $   (931,390)    $      (4,378)
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




                                     9

AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2005

NOTE A - DESCRIPTION OF BUSINESS

American Capital Holdings, Inc. ("American Capital Holdings") is a Florida Corporation whose primary business consists of insurance and proprietary financial products designed to utilize tax incentives, and mitigate the impact of balance sheet liabilities. The Company's main office is located at 100 Village Square Crossing, Suite 202, Palm Beach Gardens, Florida 33410, and the telephone number is (561) 207-6395.


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

See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                    10










AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2005

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


Amortization
The accounting for a recognized intangible asset acquired after June 30, 2001 is based on its useful life to the Company. If an intangible asset has a finite life, but the precise length of that life is not known, that intangible asset shall be amortized over management's best estimate of its useful life.
An intangible asset with an indefinite useful life is not amortized. The useful life of an asset to an entity is the period over which the asset is expected to contribute directly or indirectly to the future cash flows of that entity.


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
                              =========

NOTE E - INVESTMENTS

The Company accounts for its common stock investments using the cost method for investments in which the Company does not own a controlling interest. These investments are currently recorded at cost. The Company's share of the investors earnings or losses, if any, are not available at the date of these financial statements. No quoted market price is available for these investments.

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



                                     12


AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2005

NOTE E - INVESTMENTS (CONTINUED)

On February 28, 2005, investments consisted of the following:

Cost Method of Accounting
Investment Securities at Cost
   @Visory, LLC                          $   112,500
   Brilliant Coatings, Inc.                  250,000
   Century Aerospace Corporation             285,000
   Efficien, Inc.                            287,000
   Metroflex, Inc.                           900,000
   MyZipSoft, Inc.                           670,199
                                          -----------
Total Cost Method Securities               2,504,699

Available-for-Sale method of accounting
  eCom eCom.com Inc.                          81,355
  Air Media Now, Inc.                        619,937
                                          -----------
    Total Available-for-Sale securities      701,292
                                          -----------
Total Investment Securities              $ 3,205,991
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

Efficien, Inc. is a Delaware Corporation. The Company owns 500,000 common shares of Efficien, Inc. The Company's investment amounts to 11.9% of the outstanding common shares of Efficien, Inc. Efficien, Inc. specializes in the development of internet-based applications to improve the efficiency of hospital supply and material flow through an integrated application service provider (ASP) solution.

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

Air Media Now!, Inc. is a Florida Corporation and trades on the OTC/PINK:AMNW. American Capital Holdings, Inc. owns 53,660,374 common shares of Air Media Now. The Company's investment amounts to approximately 90% of the outstanding shares of Air Media Now. The cost for this investment as of February 28, 2005 was $3,469,622. On February 28, 2005 the market value based on a closing bid price of .01 per share was $619,937. The difference in cost versus market value is recorded as a deficit in Accumulated Other Comprehensive Income of $2,849,685. On February 29, 2004, a stockholder of the Company contributed 53,660,374 shares of Air Media Now!, Inc. to the Company as additional paid in capital. The only asset of Air Media Now, Inc. is the right to certain intellectual property.




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

NOTE M - INCOME TAXES (CONTINUED)

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

NOTE Q - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

NOTE R - PRO FORMA FINANCIAL STATEMENTS OF PENDING ACQUISITION

The Company has deposited funds in escrow for the purchase of Cosmopolitan Life Insurance Company, pending approval by the State of Arkansas Insurance Commissioner. The pro forma financial statements as of December 31, 2004 are stated below.

See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                    20
AMERICAN CAPITAL HOLDINGS, INC. AND COSMOPOLITAN LIFE INSURANCE COMPANY PRO FORMA CONSOLIDATED BALANCE SHEET
   ASSETS                                          DECEMBER 31, 2004
       Current Assets
            Cash and Cash Equivalents                  $   1,962,164
            Accounts Receivable                              220,262
            Notes Receivable                                 405,353
            Loans Receivable Related Parties                 134,984
            Prepaid Expenses                                  84,376
            Other Current Assets                              16,567
                                                         ------------
                Total Current Assets                       2,823,706
                                                         ------------
       Property and Equipment, net                            52,839
                                                         ------------
       Other Assets
            Total Marketable Securities at Cost            2,277,126
            Deferred Tax Asset                               292,907
            Intangible Assets, net                         1,268,812
            Goodwill                                       8,209,071
            Security Deposit                                  33,490
                                                         ------------
                Total Other Assets                         12,081,406
                                                         ------------
   TOTAL ASSETS                                        $   14,957,951
                                                         ============

   LIABILITIES & STOCKHOLDERS' EQUITY
     Liabilities
            Current Liabilities
               Accounts Payable                        $      58,289
               Accrued Expenses                               19,347
               Other Current Liabilities                   1,496,365
               Shareholder Loans                             221,056
               Notes Payable                                 789,977
                                                         ------------
               Total Current Liabilities                   2,585,034

            Other Liabilities
              Prepaid Premiums, Reserves, and Deposits       163,458

               Total Other Liabilities                       163,458
                                                         ------------
        Total Liabilities                                  2,748,492
                                                         ------------
        Stockholders' Equity
            Common Stock $.0001 par value, 100 million
             shares authorized, 39,955,112 shares issued
             and outstanding                                   1,778
            Paid-in-Capital                               15,778,142
            Treasury Stock                                     8,317
            Accumulated Deficit                           (3,578,778)
                                                        ------------
     Total Stockholders' Equity                           12,209,459

TOTAL LIABILITIES & STOCHHOLDERS' EQUITY               $  14,957,951
                                     21                 ============
AMERICAN CAPITAL HOLDINGS, INC. AND COSMOPOLITAN LIFE INSURANCE COMPANY PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
For the 12 Months Ending
December 31, 2004



Premiums and Other Revenues
    Premiums and Annuity Considerations                     5,838,791
    Net Investment Income                                      24,157
    Net realized gains on investments
      and other                                               354,264

      Total premiums and other revenues                     6,217,212

Benefts and Other Expenses
    Policyholder Benefits                                   6,591,409
    General expenses                                        1,105,179
    Underwriting, acquisition, and insurance
      expenses                                                234,323
    Sales and Marketing                                        28,748
    Interest Expense                                           51,842
    Depreciation and amortization                              12,148

      Total benefits and expenses                           8,023,650

Loss before income taxes                                   (1,806,438)
Income taxes                                                      -
Current                                                           -
Deferred                                                      (85,191)

      Total Income Taxes                                      (85,191)

Other Comprehensive Loss                                   (2,386,991)

      Net Loss                                             (4,108,238)

Basic and Diluted
  Net Loss Per Common Share                                      (.26)

Weighted Average Shares Outstanding                        15,723,903

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

Actuarial services will be required one year earlier if the "plan" Statement 43 is applicable, unless an alternative measurement method is utilized. However, the alternative measurement method is only an option for plans with a total membership of fewer than one hundred. Many OPEB plans are currently paying benefits on a pay-as-you-go basis. If a government does not have an acceptable trust or equivalent arrangement established, actuarial valuations will not be necessary until Statement 45 is effective. Establishing a trust may be an option
                                      27
AMERICAN CAPITAL HOLDINGS, INC.

for funding OPEB benefits; employers should consider the impact of required actuarial services.

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


                                     28


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





                                     29
AMERICAN CAPITAL HOLDINGS, INC.

Our operations for the nine months ended February 28, 2005 resulted in a net loss of $963,844. Unrealized holding losses during the current nine month period of $2,510,202 was the result of a decline in the market value of both the Company's holdings in eCom eCom.com and Air Media Now, Inc. A $154,008 decline in the eCom market value plus a $2,356,194 decline in the Air Media Now market value combined for the $2,510,202 loss the nine months ended February 28, 2005.

Realized gains and losses during the current nine month period resulted in a net loss of $343,364, comprised of a $55,000 loss on the company's sale of eSmokes, Inc., and a $288,364 loss on the company's sale of its 1,370,733 share holding of Smart Pill Diagnostics, Inc.


Liquidity and Capital Resources

As of February 28, 2005, current assets totaled $693,496, compared to $275,830 at the end of the prior fiscal year. The $417,666 increase in total current assets is the result of an increase in cash from financing activities, and an increase in notes receivable.

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

There were no changes in the Company's internal controls over financial reporting during the quarter ended February 28, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.







                                     30


AMERICAN CAPITAL HOLDINGS, INC.

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


                              31


ITEM 6. Exhibits and Reports on Form 8-K.

(a) Exhibits:
     Exhibit 3.1 Amended Articles of Incorporation dated November 15, 2004 (incorporated by reference to the Company's Form 10-SB/A filed January 11, 2005)

     Exhibit 3.2 Bylaws of the Company (incorporated by reference to the Company's Form 10-SB filed May 24, 2004)

     Exhibit 10.8 Audited Financial Statements of Cosmopolitan Life Insurance Company (filed herewith)

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


/s/ Richard C. Turner
---------------------------
Richard C. Turner
Chief Financial Officer


Exhibit 32

CERTIFICATIONS OF CEO AND CFO PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT

CERTIFICATION PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)

In connection with the Registration Statement of American Capital Holdings, Inc., a Florida corporation (the "Company"), on Form 10-QSB/A for the period ending February 28, 2005 as filed with the Securities and Exchange Commission (the "Report"), Barney A. Richmond, President of the Company and Richard C. Turner, Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.
1350), that to his knowledge:

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

The Securities and Exchange Commission has not approved or disapproved of this Form 10Q-SB/A nor has it passed upon its accuracy or adequacy.