Form 10KSB/A
period 2004-05-31
AMERICAN CAPITAL HOLDINGS INC
filed 2005-04-29
CIK 1288012

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              AMENDMENT NO.1 TO
                                FORM 10-KSB/A


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

                                     1



Check whether the issuer (1) filed all reports required to be filed by Section or of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. [X]

Registrant's revenues for its most recent fiscal year:          $0.

Aggregate market value of Registrant's voting and non-voting common equity held
by non-affiliates:          Currently no trading market

Shares of Registrant's common stock outstanding as of May 31, 2004:
15,723,903

Transitional Small Business Disclosure Format (Check one): Yes ____; No _X__




































                                     2

AMERICAN CAPITAL HOLDINGS, Inc.            Form 10-KSB/A     MAY 31, 2004

                                       INDEX

                                                                    PAGE NO.
PART I


ITEM 1    DESCRIPTION OF BUSINESS . . . . . . . . . . . . . . . . . . . . 4

ITEM 2    DESCRIPTION OF PROPERT . . . . . . . . . . . . . . . . . . . . 10

ITEM 3    LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . 10

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . . 10

ITEM 5    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS . . . 10

ITEM 6    MANAGEMENT'S PLAN OF OPERATION . . . . . . . . . . . . . . . . 11

PART II   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA . . . . . . . . . F-1

PART III

ITEM 7   DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS. . . . . . . 33

ITEM 8   EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . . . 35

ITEM 9   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT 36

ITEM 10  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . . . 37

ITEM 11  EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . 37

ITEM 12  PRINCIPAL ACCOUNTANT FEES AND SERVICES . . . . . . . . . . . . 37

SIGNATURES AND CERTIFICATIONS . . . . . . . . . . . . . . . . . . . . . 38


















                                     3
PART I

ITEM 1. DESCRIPTION OF BUSINESS.

History


American Capital Holdings, Inc.("the Company") originated through a series of transactions and restructurings from US Amateur Sports Company, one of ten wholly-owned subsidiaries of eCom eCom.com ("eCom"), an internet-based e-commerce company with businesses ranging from sports memorabilia and equipment to data compression technology. eCom eCom.com trades on the OTC/Bulletin Board under the symbol 'ECEC.'

eCom incorporated in the State of Florida on June 14, 1994 as US Amateur Sports, Inc., but on December 17, 1998, eCom's directors voted to change the name from US Amateur Sports, Inc. to eCom eCom.com,Inc. in the belief that the proposed name more accurately reflected the nature of the core business-- electronic commerce. At a Special Meeting of Shareholders held on January 25, 1999, the shareholders approved an amendment to Articles of Incorporation of US Amateur Sports Company in order to adopt the new name. At that time, a current report on Form 8-K was filed with the Securities and Exchange Commission, and the name change became effective on January 27, 1999.


Throughout these transactions and restructurings, and as the market's infatuation with dot-coms began to wane, eCom began to lose market capitalization. From the historical high share price of $21.50 in April 1999, shares saw a rapid decline to a low of $.01 in February 2003. eCom concluded that it did not have the financial resources necessary to develop all ten of its business units collectively, so in an effort to preserve and restore shareholder value, eCom decided to spin off the ten subsidiaries into independent companies. The rationale behind this move was that each independent company would be better suited to obtain their own funding, and to develop and execute their distinct business plans. eCom would then be able to develop and streamline its business plan as well. This belief was based in part on eCom's experience with potential business partners who sought involvement with only one operating segment of eCom's multi-faceted business.


On December 1, 2003, eCom's Board of Directors approved the spin-off, and USA SportsNet, Inc. emerged as an independent company, and subsequently changed its name to American Capital Holdings, Inc.("the Company"), in anticipation of making a certain acquisition. After the spin-off, the Company was presented with an opportunity to acquire certain assets of a company then known as American Capital Holdings, Inc., now known and referred to as ACHI. On January 12, 2004, the Company entered into an Asset Purchase Agreement with ACHI whereby the Company agreed to acquire certain assets of ACHI in return for 95% of the total stock ownership of the Company. In order to accomplish this transaction, the Company effected a 20-to-1 reverse stock split, which reduced its outstanding shares to 2,497,756 shares, and agreed to issue ACHI 49,995,112 shares. ACHI agreed to accept the issuance of 13,561,804 at closing, and assigned the right to receive these shares to its principle, Barnard A. Richmond, who is now the President of the Company. The remaining 36,393,308 shares were reserved for issuance by the Company in connection with future acquisitions and financing.
                                     4
AMERICAN CAPITAL HOLDINGS, INC.



The Spin Off. On December 1, 2003, the Board of Directors of eCom approved the spin-off of the Company. They voted to issue to the shareholders of eCom one share of the Company for every one share of eCom owned as of the record date of January 5, 2004. Fractional shares are to be purchased by the Company. No payment will be required of the eCom shareholders.

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

Assets Acquired from American Capital Holdings, Inc. The assets acquired from ACHI consist primarily of approximately $10.8 million of investment interests in ten developing companies (described below), approximately $5.3 million of restricted securities, approximately $233,000 of marketable securities, approximately $100,000 in cash, and proprietary investment programs known as Energy Tax Incentive Preferred Securities ("ETIPS")and Guaranteed Principal Insured Convertible Securities ("GPICS") which ACHI had developed See the American Capital Holdings balance sheet included in the Financial Statements section of this report.

Acquisition of Spaulding. On December 30, 2003, prior to the Company's acquisition from ACHI, ACHI entered into a letter agreement with Spaulding Ventures, LLC, pursuant to which ACHI agreed to acquire all of Spaulding's assets in return for 2,093,351 shares of ACHI common stock, plus warrants to purchase a total of 209,335 additional shares of ACHI common stock at a purchase price of $6.00 per share. As part of its acquisition from ACHI of the assets ACHI acquired from Spaulding, the Company has agreed to replace the shares and warrants issued by ACHI with shares and warrants of the Company. In order to facilitate the distribution of these securities by Spaulding to its shareholders, the Company intends file a Registration Statement with the Securities and Exchange Commission registering the distribution to Spaulding's shareholders of both the acquisition shares and the shares to be issued upon exercise of the warrants. American Capital has closed out the operations of Spaulding Ventures.
                                     5
AMERICAN CAPITAL HOLDINGS, INC.


Assets Acquired from Spaulding. The assets acquired by ACHI from Spaulding, and subsequently acquired by the Company from ACHI, consist primarily of equity ownership positions in ten developing companies. The companies included; Smart Pill Holding Corp., Brilliant Roadways, Inc., @Visory, LLC., eSmokes, Inc., Efficien, Inc., IS Direct Agency, Inc., Solid Imaging, Ltd., Century Aerospace Corporation., Traffic Engine, Inc. and Metroflex, Inc. (See Financial Statement Footnote E)

Activity Since May 31, 2004. Since May 31, 2004, the Company's plan of operation has changed significantly. The Company is currently focused on providing provide balance sheet funding options for unfunded government and private sector pension plan liability. For a current description of the Company's plan of operation, see "Description of Business" in the Company's Amended and Restated Registration Statement on Form 10SB, as filed with the Securities and Exchange Commission on January 11, 2005.

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


LACK OF OPERATING HISTORY. To date, we have been participating exclusively in activities associated with the start-up of the Company, including structuring the Company, acquiring assets, negotiating the acquisition of the insurance subsidiaries needed to sell our products, obtaining the required licenses for our intended insurance subsidiaries, and formulating our marketing strategies. We have not yet commenced operations, and thusly have had no significant revenues since inception. Until our pending acquisitions of Universe Life and Cosmopolitan Life are completed, and until they are capitalized sufficiently to obtain the insurance licenses needed to underwrite our products, we will use the services of third-party insurance carriers in connection with any sales of our products, which will reduce our net revenues. We have not yet realized revenues from sale of our products, and have incurred a net loss of $(4,638,264) since inception, of which $(3,023,199)are asset write-downs.

                                     6

AMERICAN CAPITAL HOLDINGS, INC.

We expect our acquisition of Cosmopolitan Life to be completed by May 31, 2005, and some of the proceeds of this offering are designated for additional expansion capitalization of those subsidiaries. We intend to begin sales of our products within 60 days, regardless of the status of this offering, but do not expect significant net revenues until after our acquisitions Cosmopolitan Life is complete.

SPECULATIVE NATURE OF THE COMPANY'S PROPOSED OPERATIONS. The success of our proposed plan of operation will depend primarily on our ability to sell the proprietary products we have created. There can be no assurance that we will be successful in these efforts.

WE WILL FACE INTENSE COMPETITION. We are and will continue to be only one participant in the business of selling life insurance backed financial products. Although we have applied for a patent on our product addressing Statement 45, we will face competition from companies who may offer a similar product that have greater financial resources, broader arrays of products, higher ratings and stronger financial performance, which may impair our ability to retain existing customers, attract new customers and maintain our profitability and financial strength. We operate in a highly competitive industry. Many of our competitors are substantially larger and enjoy substantially greater financial resources, broader and more diversified product lines and more widespread agency relationships. Our products can be expected to face competition with products sold by other insurance companies, financial intermediaries and other institutions based on a number of factors, including premium rates, policy terms and conditions, service provided to distribution channels and policyholders, ratings by rating agencies, reputation and commission structures.

THERE ARE NUMEROUS CONFLICTS OF INTEREST THAT MAY ARISE BETWEEN AMERICAN CAPITAL HOLDINGS AND ITS OFFICERS AND DIRECTORS. Because some of our directors are in the business of providing services to the insurance industry, they could encounter conflicts of interest from time to time between the interests of the Company and the interests of their clients. Douglas Sizemore provides consulting services to various insurance companies. Norman E. Taplin is an attorney specializing in insurance regulatory matters. Michael Camilleri owns an actuarial firm which provides services to various insurance entities. Resulting conflicts of interest will be resolved through exercise of such judgment as is consistent with the fiduciary duties of management to the Company.

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

                                     7




AMERICAN CAPITAL HOLDINGS, INC.


WE WILL REQUIRE ADDITIONAL CAPITAL. We have not yet begun sales of our products, and will therefore require additional capital to sustain us until sales begin and we are able to receive revenues from those sales. We may also require additional capital in the future to sustain growth and achieve favorable ratings. The required capital may not be available when needed or may be available only on unfavorable terms. Our long-term strategic capital requirements will depend on many factors including the accumulated statutory earnings of our life subsidiary and the relationship between the statutory capital and surplus of our life subsidiary and (i) the rate of growth in sales of our products; and (ii) the levels of credit risk and/or interest rate risk in our invested assets. To support long-term capital requirements, we may need to increase or maintain the statutory capital and surplus of our life subsidiary through additional financings, which could include debt, equity, financial reinsurance and/or other surplus relief transactions. Such financings, if available at all, may be available only on terms that are not favorable to us. In the case of additional equity offerings, dilution to our shareholders could result, and/or such securities may have rights, preferences and privileges that are senior to those of our common stock. In the case of debt offerings or placements, the holders of the debt will have rights preferences and privileges that are senior to those of our common stock. If we cannot maintain adequate capital, we may be required to limit growth, and such action could adversely affect our business, financial condition and results of operations.

CHANGES IN STATE AND FEDERAL REGULATION MAY AFFECT OUR PROFITABILITY. We are subject to regulation under applicable insurance statutes, including insurance holding company statutes, in the various states in which our current and intended life subsidiaries write insurance. Insurance regulation is intended to provide safeguards for policyholders rather than to protect shareholders of insurance companies or their holding companies. Regulators oversee matters relating to trade practices, policy forms, claims practices, guaranty funds, types and amounts of investments, reserve adequacy, insurer solvency, minimum amounts of capital and surplus, transactions with related parties, changes in control and payment of dividends.

State insurance regulators and the National Association of Insurance Commissioners, or NAIC, continually re-examine existing laws and regulations, and may impose changes in the future. Our current and intended life subsidiaries are subject to the NAIC's risk-based capital requirements which are intended to be used by insurance regulators as an early warning tool to identify deteriorating or weakly capitalized insurance companies for the purpose of initiating regulatory action. Our current and intended life subsidiaries also may be required, under solvency or guaranty laws of most states in which they do business, to pay assessments up to certain prescribed limits to fund policyholder losses or liabilities of insolvent insurance companies. In addition, federal legislation and administrative policies in several areas, including pension regulation, age and sex discrimination, financial services regulation, securities regulation and federal taxation, can significantly affect the insurance business. As increased scrutiny has been placed upon the insurance regulatory framework, a number of state legislatures have considered or enacted legislative proposals that alter, and in many cases increase, state authority to regulate insurance companies and holding company
                                     8

AMERICAN CAPITAL HOLDINGS, INC.

systems. The regulatory framework at the state and federal level applicable to our insurance products is continuously evolving. The changing regulatory framework could affect the design of such products and our ability to sell certain products. Any changes in these laws and regulations could materially and adversely affect our business, financial condition and results of operations.

OUR COMMON STOCK IS CURRENTLY CLASSIFIED AS "PENNY STOCK" AND IS NOT A SUITABLE INVESTMENT FOR ALL INVESTORS. Our common stock is a penny stock and is not a suitable investment for all investors. Generally, a penny stock is a security that (i) is priced under five dollars, (ii) is not traded on a national stock exchange or on NASDAQ (as opposed to the Over the Counter Bulletin Board or the "pink sheets"), and (iii) is issued by a company that has less than $5 million in net tangible assets and has been in business less than three years.
Because our common stock is not yet publicly traded, and we have less than $5,000,000 of net tangible assets, our common stock is currently classified as "penny stock." While we intend to apply for listing on the American Stock Exchange, there can be no assurance that we will be successful. If our common stock does not become listed on the American Stock Exchange, or on another exchange or the NASDAQ, or if our common stock does not trade at or above $5.00 per share, or if we do not maintain at least $5,000,000 of net tangible assets, our common stock will continue to be classified as a penny stock. Penny stocks are subject to Securities and Exchange Commission rules that impose special sales practice requirements upon broker-dealers that sell such securities to persons other than established customers or accredited investors.
Consequently, the rule may affect the ability of purchasers of our common stock to buy or sell in any market that may develop. In addition, the Securities and Exchange Commission has adopted a number of rules to regulate "penny stocks". These rules may further affect the ability of owners of our common stock to sell their shares in any market that may develop for them. Potential investors should be aware that, according to the Securities and Exchange Commission Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

* control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
*  manipulation of prices through prearranged matching of purchases and   sales
   and false and misleading press releases;

*  "boiler room" practices involving high pressure sales tactics and
   unrealistic    price projections by inexperienced sales persons;
* excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and
* the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.






                                     9


AMERICAN CAPITAL HOLDINGS, INC.


We advise you to consult with your investment, tax and other professional financial advisors prior to purchasing our stock. No independent rating agency has reviewed our financial condition to determine whether the stock is a suitable investment for any purchaser. The stock may not be a suitable investment for you based on your ability to withstand a loss of your investment or other aspects of your financial situation, including your income, net worth, financial needs, investment risk profile, return objectives, investment experience and other factors. Prior to purchasing any stock, you should consider your investment allocation with respect to the amount of your contemplated investment in our stock in relation to your other investment holdings and the diversity of those holdings.

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



                                     10

AMERICAN CAPITAL HOLDINGS, INC.


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


ITEM 6. MANAGEMENT'S PLAN OF OPERATION.

Our primary business is insurance and related financial products. In addition to traditional offerings such as life insurance, health insurance, and annuities, we will offer financial strategies which utilize insurance as a part of their structure. American Capital Holdings, Inc. owns the patent and the trademarks for five proprietary products:

      GPICS(tm) -- Guaranteed Principle Insured Convertible Securities

         ETIPS(tm) -- Energy Tax Incentive Preferred Securities

         ETICS(tm)  -- Equipment Tax Incentive Convertible Securities

         GPACS(tm) -- Guaranteed Pension Accounting Contract Solutions

         GPACS(tm)--  Government Pension Accounting Contract Solutions
                                     11


AMERICAN CAPITAL HOLDINGS, INC.


We intend to use the insurance products of our subsidiaries as part of a plan to reduce currently unfunded government and private sector pension plan liability, addressing the needs of governmental and private sector businesses regarding unfunded pension liabilities and other post-employment benefit ("OPEB") liabilities. By purchasing whole and term life insurance products for a pool of employees, of which the employer is beneficiary, and utilizing the tax benefits of mandatory participation in a tax-qualified retirement plan, an employer can realize numerous financial benefits, as described in greater detail below. We intend to collect premiums and commissions on the insurance products sold as a part of the structuring, and also collect a consulting fee for the product itself. Until our pending acquisitions of Universe Life and Cosmopolitan Life are completed, and they are capitalized sufficiently to obtain the insurance licenses needed to underwrite our products, we will use the services of third-party insurance carriers in connection with any sales of our products.

Our GPACS(TM) products, which refers to both the Guaranteed Pension Accounting Contract Solutions product and the Government Pension Accounting Contract Solutions product, relate to a business method of adjusting the balance sheet of a business or governmental organization, and particularly to a system for organizing the unfunded obligations of the organization so that the liability on the balance sheet is offset by an asset. The product also provides a systematic investing capability to enhance the profitability of the organization via investment income, and the improved treatment of tax obligations via qualified plans which exempt OPEB income from FICA tax. The restructuring of the balance sheet in such a manner can generate favorable financial implications such as improved borrowing scenarios, reduction in the cost of insurance coverage, and increases in the value of outstanding or newly-issued bonds.

American Capital Holdings, Inc. plans to utilize the existing sales and marketing divisions of both IS Direct Agency, Inc. and Cosmopolitan Life Insurance Company to target the municipalities and school boards in the states in which the subsidiaries are licensed to sell our financial products.

Our GPICS(TM), ETIPS(TM) and ETICS(TM) products are investment structures designed to maximize the benefit of energy and equipment tax incentives, in order to facilitate investment in energy-related and other business enterprises. An essential feature of these products is a guarantee of the principal invested, as a result of the structuring of the investment. When and if these products are utilized, when applicable, they will require separate SEC registration statements and/or insurance product approvals in the states in which the products are utilized. The sale of these products generates consulting revenue from the strategic planning provided by the Company.

Our plan of operation includes the underwriting of the insurance aspects of our products through our subsidiaries. Pending approvals of our above described proposed acquisitions of Universe Life and Cosmopolitan Life, we will use third party insurance carriers. However, upon receiving the approvals, which are expected in due course, we will retain as much premium and commission money as possible within our subsidiaries. We expect to be able to support operating expenses with operating revenues beginning in our fourth quarter.

                                     12
AMERICAN CAPITAL HOLDINGS, INC.


IS Direct Agency, Inc.

American Capital Holdings, Inc. purchased IS Direct Agency ("IS Direct") for 800,000 shares of the common stock of American Capital Holdings. The acquisition was completed May 20, 2004. Included in this acquisition are the assets listed below:

IS Direct Term Quick Website           IS Direct Agency Name
Insurance Licenses                     Software
Business Process Methods               Trademarks
Customers                              Prospective Customers
Vendor Relationships                   Insurance Carrier Relationships
Broker Relationships

IS Direct is an insurance agency which currently sells primarily term and whole life insurance products. However, upon the completion of our proposed acquisition of Universe Life, a life, health, and annuities carrier, the scope of products available for sale by IS Direct is expected to broaden. In addition to placing the insurance components of our financial products, IS Direct will also sell term life products, annuities, and other traditional insurance products. We expect most of the insurance products sold by IS Direct will eventually be underwritten by Universe Life.

Universe Life

Universe Life is a life insurance company which we expect to use to underwrite the insurance policies required by our GPACS products. We have an agreement to purchase Universe Life, which is planned as another wholly-owned subsidiary of the Company, pending regulatory approval of the change in control by the Insurance Commissioner of the State of Idaho. The agreement stipulates a purchase price of $100,000 in exchange for 100% ownership. Universe Life will be acquired through receivership with no existing operations, but the process for reinstatement is in progress and should be completed by August 31, 2005.

Universe Life is a life, health and annuities insurance carrier, which is currently licensed to operate in twenty-three (23) states. Universe Life will be initiating the application process to become licensed in all remaining states, and expects to obtain the necessary licenses to operate in all fifty
(50) states in the near future. We expect Universe Life to be domiciled in the State of South Carolina, with its principal offices in Charleston. We anticipate merging Universe and Cosmopolitan in the near future as means of jointly utilizing each company's capital surplus resources and/or licenses.

Our application for approval of our acquisition of Universe Life has been filed with the Insurance Commissioner of the State of Idaho. We expect to receive regulatory approval for our purchase of Universe Life by August 31, 2005.

Cosmopolitan Life

On October 30, 2004, we entered into an agreement to purchase one-hundred (100%) percent of the voting shares of Cosmopolitan Life for $500,000 and a surplus note in the amount of $250,000. We expect to close our acquisition of Cosmopolitan Life by May 31, 2005, upon regulatory approval by the Arkansas
                                     13
AMERICAN CAPITAL HOLDINGS, INC.


Department of Insurance. Upon closing, we intend to contribute additional capital to Cosmopolitan Life, from the amount raised pursuant to this offering, in order to provide capital for expansion and additional licensing.

Cosmopolitan Life is a stipulated premium insurer chartered in 1931 in the State of Arkansas. A "stipulated premium insurer" is one issuing policies or certificates promising money or other benefits to a policyholder upon his or her disability or, upon his or her decease, to his or her legal representatives or beneficiaries designated by him or her, which money or benefit is derived from stipulated premiums collected in advance from those policyholders and from interest and other accumulations. Since 1998, Cosmopolitan Life has offered both direct and re-insurance coverage related to health and dental care plans, with a specialty in providing stop-loss coverage for self-funded employer plans.

Until 1998, Cosmopolitan Life was engaged exclusively in providing burial/final expense insurance, and was operated as a small stipulated premium carrier in association with the funeral home business. In 1998, Cosmopolitan Life was acquired by Stephen E. Whitwell and Matt Lile, who implemented plans to grow the company. In 1998 a dental insurance product was file-approved and marketing commenced. Cosmopolitan Life also became involved in providing specific stop-loss coverage for self-funded employer plans for which there was a retro-session agreement. In 2001, Cosmopolitan Life introduced a new product, Employers Choice Health Plan, referred to as ECHP. Recently, most of Cosmopolitan Life's revenues have been realized from re-insurance assumed, while its dental product has been a small but profitable segment for the company. Cosmopolitan Life sees great opportunity for each product to expand and to have great growth potential with the added authority by way of either obtaining Certificate of Authority in additional jurisdictions or by affiliating with an issuing carrier with authority in other jurisdictions to enter into a quota share agreement.



















                                     14



PART II

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



/s/Wieseneck, Andres & Company, P.A.

North Palm Beach, Florida
November 10, 2004






                                      F-2


AMERICAN CAPITAL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEET
MAY 31, 2004

   ASSETS
       Current Assets
            Cash and Cash Equivalents                  $      22,614
            Notes Receivable                                 138,952
            Loans Receivable Related Parties (net)            27,067
            Prepaid Expenses                                  87,197
                                                          ------------
                Total Current Assets                         275,830
                                                         ------------

       Property and Equipment, net                            43,472
                                                         ------------

       Other Assets
            Marketable Securities                          5,896,196
            Intangible Assets, net                            27,649
            Goodwill                                       8,209,071
            Security Deposit                                   3,110
                                                        ------------
                Total Other Assets                        14,136,026
                                                         ------------
   TOTAL ASSETS                                        $  14,455,329
                                                         ============
   LIABILITIES & STOCKHOLDERS' EQUITY
     Liabilities
            Current Liabilities
               Accounts Payable                        $      27,806
               Accrued Expenses                               11,021
               Loan Payable Related Party                     57,681
               Current Portion of Notes
                   and Loans Payable                         834,977
                                                         ------------
               Total Current Liabilities                     931,485
                                                         ------------
        Total Liabilities                                    931,485
                                                         ------------
        Stockholders' Equity
            Common Stock $.0001 par value, 100 million
             shares authorized, 15,723,903 shares issued
             and outstanding, 1,300,000 shares unissued        1,702
            Paid-in-Capital                               14,686,363
            Accumulated Deficit                             (651,224)
            Accumulated Comprehensive Loss                  (512,997)
                                                         ------------
     Total Stockholders' Equity                           13,523,844

TOTAL LIABILITIES & STOCHHOLDERS' EQUITY               $  14,455,329
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



                                      F-4
AMERICAN CAPITAL HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FROM JUNE 1, 2003 THROUGH MAY 31, 2004

                  Number          Add'l Paid
                    Of    At Par  in Capital  Retained  Accum. other      Total
                  Shares   Value  & Treasury  Earnings  Comprehen-  Stockholder
                  Issued  $.0001    Stock       (Loss)   sive Inc.       Equity
                ---------- ------ ----------- ---------- ---------- -----------
Balance,
 May 31, 2003           5  $   0     $    0    $     0    $     0    $       0

Cancellation of
 Common Stock held
 by eCom eCom          (5)     0          0          0          0            0

Issuance of
 Common Stock to
 eCom eCom.com Inc.
 shareholders    2,497,756    250          -          -          -         250

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

IS Direct Agency, Inc. ("ISDA"), a wholly-owned subsidiary of the company, was incorporated in the State of Florida on May 20, 2004. On May 21, 2004 ISDA acquired the assets of IS Direct Agency, Inc., a New York Corporation. ISDA provides internet based term life insurance quotes.

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

On May 31, 2004, investments consisted of the following:

Cost Method of Accounting
Investment Securities at Cost
   @Visory, LLC                          $   112,500
   Brilliant Coatings, Inc.                  250,000
   Century Aerospace Corporation             285,000
   eSmokes, Inc.                             100,000
   Efficien, Inc.                            287,000
   Smartpill Diagnostics, Inc.               770,000
   Metroflex, Inc.                           900,000
                                          -----------
Total Equity Method Securities at Cost     2,704,500

Available-for-Sale method of accounting
Air Media Now, Inc.                        2,933,019
eCom eCom.com Inc.                           258,678
                                          -----------
    Total Available-for-Sale securities    3,191,697
                                          -----------
Total Investment Securities              $ 5,896,197
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

                                     F-12
AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWELVE MONTHS ENDED MAY 31, 2004

NOTE E - INVESTMENTS (CONTINUED)

On February 29, 2004, American Capital Holdings, Inc. purchased certain assets
from ACHI, Inc.   One of the assets that ACHI, Inc. owned, and that was
acquired by American Capital Holdings, Inc., was 53,910,922 common shares of Air Media Now, Inc. The only assets recorded on the books of Air Media Now, Inc. at date of acquisition were the rights to use certain Intellectual Property that had been developed by the company plus 500,000 common shares of eCom eCom.com, Inc. American Capital Holdings, Inc. owns approximately 90% of the outstanding common shares of Air Media Now, Inc. and, therefore, consolidated the assets and operations of Air Media Now, Inc. at May 31, 2004. Management determined that the fair value of the common stock of Air Media Now, Inc., which is traded on the pink sheets, was $2,933,019 ($.05 x 53,910,922 shares) at May 31, 2004 and, therefore, recognized the ownership of this common stock as a marketable security and available for sale. The loss in value of $(536,604) Air Media Now stock is recognized as a comprehensive loss in the current period and as an Accumulated Comprehensive Loss in stockholders' equity.

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
                                          -------------
                                             1,621,209
                                          =============


NOTE M - COMMITMENTS AND CONTINGENCIES

The Company leases approximately 1200 feet office facilities in Palm Beach Gardens, Florida under an operating lease of $3,297 per month which expires on January 31, 2005. ISDA leases approximately 200 square feet of office facilities in Buffalo, NY under a month to month agreement of $425.00 per month. Future minimum lease payments including sales tax as of May 31, 2004 are:
Fiscal Years ending:

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

NOTE P - DEFERRED TAX ASSET (CONTINUED)

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

PART III

ITEM 7. DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS.

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

Name                        Age                       Positions Held
-----                     ------                    --------------------
Barney A. Richmond          53                   Chairman/President/Secretary
                                                 Director

Richard C. Turner           45                   Treasurer/Chief Financial
                                                 Officer/Director

Mathew Salmon               46                   Director

Barry M. Goldwater, Jr.     66                   Director

Douglas Sizemore            74                   Director

Norman E. Taplin            54                   Director

Michael Camilleri           51                   Director


                                     33


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

Michael Camilleri has been a Director of the Company since November 2004, and holds a number of positions within the insurance industry. He is a principal of Preferred Insurance Capital Consultants, LLC. Preferred specializes in actuarial, litigation support and insurance management consulting services. Mr. Camilleri serves as a director and General Counsel of First Commercial Insurance Company, and as a director and officer of various insurance related affiliates of First Commercial. Mr. Camilleri is also President of Newport Star Reinsurance Company, Inc.; a director and Vice President of CEIB Marketing Group, LLC; President, Treasurer and Vice President of Spoleto Holdings, LLC; and Manager of Power One Real Estate Investments, LLC. Within the last five years, Mr. Camilleri has also served as Secretary of Accident Insurance Company, Inc., President and CEO of AmTrust Insurance Company, and Senior Vice President of Insurance Services Offices, Inc.. From 1996 to 1999, he was President of Insurance Data Resources, Inc. (IDR) and IDR Statistical Services, Inc. (IDRSS), national workers compensation rating organizations. Prior to joining IDR in 1996, Mr. Camilleri was a senior partner and head of the insurance regulatory and health practices for Adorno & Zeder, P.A. From 1978 to 1991 he was with the National Council on Compensation Insurance, Inc. (NCCI), where he served as Senior Vice President and General Counsel. At NCCI, Mr. Camilleri directed the Legal, National Affairs, Public Affairs and Residual Markets division. During his career with NCCI, he managed countrywide workers compensation assigned risk plans and reinsurance pools, established a prototype National Affairs Department, managed all internal and external affairs, provided oversight on multi state and federal issues including testimony before U.S. Congress, and served as Secretary to the Board of Directors. Mr. Camilleri is the author of texts and articles on workers compensation and health care and is a frequent speaker on workers compensation and health related issues at national conferences.

Barry M. Goldwater, Jr., has been a Director of the Company since November 2004. Mr. Goldwater is President of B2 Solutions, which represents client companies before Congress and various branches of the United States Government,

                                     34
as well as the California and Arizona state legislatures . Prior to joining B2 Solutions, Mr. Goldwater served as a General Partner for 13 equipment leasing partnerships. Mr. Goldwater's background includes 14 years as a United States Congressman and 8 years as a Series 7 Registered Representative in the securities brokerage industry and a member of the New York Stock Exchange. ..While in Congress, Mr. Goldwater served on committees that had jurisdiction over Energy, Aviation, Space, Defense and Public Works. Mr. Goldwater served on the Joint Committee on Energy, which responded to the oil crisis on 1974.

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

ITEM 8. EXECUTIVE COMPENSATION.

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

                                     35

exercise price of $.01 per share, as compensation for their directorial and consulting services.

ITEM 9. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

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

1 Represent warrants to purchase common stock which the Company has committed to issue.

2 All shares are held by the David W. Pong Revocable Trust. Includes 380,000 shares currently owned, 810,000 shares to be issued pursuant to the conversion of convertible notes held by the Trust, and warrants to purchase an additional 810,000 shares.


ITEM 10. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

There have been no transactions, and there are no proposed transactions, between the Company and any of its Directors, executive officers or beneficial owners of five percent or more of the Company's Common Stock, or any member of their immediate families, as to which the Director, officer, beneficial owner, or family member had a material interest.

On February 29, 2004 the Company received intellectual property rights when t acquired 53,910,922 common shares of Air Media Now, Inc. from ACHI, a related company. The fair value of the publicly traded shares of Air Media Now, Inc. at date of receipt was $3,469,622.

ITEM 11. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

Exhibit No.     Description
                31.1  Certification of principal executive officer

                31.2  Certification of principal financial officer

                32    Section 1350 Certification

(b) Reports on Form 8-K

The Company filed no reports on Form 8-K during the period covered by this Report.



ITEM 12.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

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

Other Fees.

Other fees billed to the Company by accountants for consultation services, research and client assistance totaled $0 for the fiscal year ended May 31, 2003, and $0 for the fiscal year ended May 31, 2004.
                                    37

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Capital Holdings, Inc.
(Registrant)

By   /s/ Barney A. Richmond
     ----------------------
     Barney A. Richmond, President

Date  April 28, 2005
     -----------------

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By   /s/ Barney A. Richmond
     ----------------------
     Barney A. Richmond, President and Director

Date  April 28, 2005
     -----------------

By   /s/ Richard C. Turner
     ---------------------
     Richard C. Turner, Chief Financial Officer and Director

Date  April 28, 2005
     -----------------

By   /s/ Michael Camilleri
     ---------------------
     Michael Camilleri, Director

Date  April 28, 2005
     -----------------
By   /s/ Norman E. Taplin
     --------------------
     Norman E. Taplin, Director

Date   April 28, 2005
     ------------------

                                        38
Exhibit 31.1
I, Barney A. Richmond, certify that:
(1) I have reviewed this Annual Report on Form 10-KSB/A of American Capital Holdings, Inc.;
(2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
(3) Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;
(4) The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:
(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
(c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
(d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and
(5) The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):
(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and
(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: April 28, 2005

/s/ Barney A. Richmond
--------------------------
Barney A. Richmond
President





I, Richard C. Turner, certify that:
(1) I have reviewed this Annual Report on Form 10-KSB/A of American Capital Holdings, Inc.;
(2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
(3) Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;
(4) The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:
(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
(c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
(d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and
(5) The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):
(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and
(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: April 28, 2005

/s/ Richard C. Turner
---------------------------
Richard C. Turner
Chief Financial Officer



Exhibit 32
In connection with the Annual Report of American Capital Holdings, Inc. (the "Company") on Form 10-KSB/A for the period ending May 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Barney A. Richmond, President of the Company, and Richard C. Turner, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

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