Form 10QSB/A
period 2004-08-31
AMERICAN CAPITAL HOLDINGS INC
filed 2005-04-29
CIK 1288012

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

                                       INDEX
                                                                    PAGE NO.

PART I    FINANCIAL INFORMATION

ITEM 1    FINANCIAL STATEMENTS

          Independent Accountants' Report . . . . . . . . . . . . . .  3

          Consolidated Balance Sheet
           August 31, 2004  . . . . . . . . . . . . . . . . . . . . .  4

          Consolidated Statement of Operations
           Three Months Ended August 31, 2004 and August 31, 2003 . .  5

          Consolidated Statement of Changes in Shareholders' Equity
           from June 1, 2003 Through August 31, 2004  . . . . . . . .  6

          Consolidated Statement of Cash Flows
           for the Three Months Ended August 31, 2004 and 2003  . . .  7

          Notes to Consolidated Financial Statements  . . . . . . . .  9


ITEM 2 Management's Discussion and Analysis or Plan of Operation  . . 21

ITEM 3 Controls and Procedures  . . . . . . . . . . . . . . . . . . . 28


PART II       OTHER INFORMATION


ITEM 1 Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . 29

ITEM 2 Unregistered Sales Of Equity Securities and Use Of
       Proceeds . . . . . . . . . . . . . . . . . . . . . . . . . . . 29

ITEM 3 Defaults Upon Senior Securities  . . . . . . . . . . . . . . . 29

ITEM 4 Submission Of Matters to a Vote Of Security Holders. . . . . . 29

ITEM 5 Other Information  . . . . . . . . . . . . . . . . . . . . . . 29

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



/s/Wieseneck, Andres & Company, P.A.


North Palm Beach, Florida
November 17, 2004










                                     3

AMERICAN CAPITAL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEET
   ASSETS                                     August 31, 2004
       Current Assets
            Cash and Cash Equivalents          $     220,873
            Notes Receivable                         141,212
            Loans Receivable Related Par             388,936
            Prepaid Expenses                          95,162
            Other Current Assets                     100,000
                                                  ------------
                Total Current Assets                 946,183
                                                  ------------
       Property and Equipment, net                    40,862
                                                  ------------
       Other Assets
            Total Marketable Securities at Cost    4,354,876
            Intangible Assets, net                    27,305
            Goodwill                               8,209,071
            Security Deposit                           3,110
                                                 ------------
                Total Other Assets                12,594,362
                                                 ------------

   TOTAL ASSETS                                 $ 13,581,407
                                                 ============
      LIABILITIES & STOCKHOLDERS' EQUITY
   Liabilities
            Current Liabilities
               Accounts Payable                 $      23,235
               Accrued Expenses                        12,879
               Other Current Liabilities               32,516
               Shareholder Loans                      286,438
               Notes Payable                        1,059,977
                                                  ------------
  Total Current Liabilities                         1,415,045
                                                 -------------
              Total Liabilities                     1,415,045
                                                 -------------
        Stockholders' Equity
            Common Stock $.0001 par value, 100 million
             shares authorized, 39,955,112 shares issued
             and outstanding                            1,705
            Paid-in-Capital                        14,703,043
            Treasury Stock                              8,317
            Accumulated Deficit                      (936,892)
            Accumulated other comprehensive
              loss, net                            (1,609,811)
                                                 -------------
     Total Stockholders' Equity                    12,166,362

TOTAL LIABILITIES & STOCHHOLDERS' EQUITY        $  13,581,407
                                                 =============

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

IS Direct Agency, Inc. ("ISDA"), a wholly-owned subsidiary of the Company was incorporated in the State of Florida on May 20, 2004. On May 21, 2004 ISDA acquired the assets of IS Direct Agency, Inc., a New York Corporation. ISDA provides internet based term life insurance quotes.

While a wholly owned subsidiary of eCom, the Company developed an e-commerce Internet infrastructure. This product provided an affordable, user-friendly technological platform and professional resources to facilitate web business development. It also operated an on-line business as a test model using Company developed e-commerce concepts to sell sports products.

The Spin-Off. The Company was one of ten wholly owned subsidiaries of eCom, with varying business plans. In recent years, eCom concluded that it did not have the financial resources necessary to develop all of its ten business units collectively. eCom decided to spin off its subsidiaries into independent companies in the belief that independent companies, e with a distinct business, would be better able to obtain necessary funding and develop their business plans. This belief was based in part on eCom's experience with potential business partners which sought involvement with only one of eCom's subsidiaries, rather than involvement with the multi-faceted eCom.

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

On August 31, 2004, investments consisted of the following:

Cost Method of Accounting
Investment Securities at Cost
   @Visory, LLC                          $   112,500
   Brilliant Coatings, Inc.                  250,000
   Century Aerospace Corporation             285,000
   eSmokes, Inc.                             100,000
   Efficien, Inc.                            287,000
   Smartpill Diagnostics, Inc.               345,000
   Metroflex, Inc.                           900,000
                                          -----------
Total Cost Method Securities               2,279,500

Available-for-Sale method of accounting
Air Media Now, Inc.                        1,859,811
eCom eCom.com Inc.                           215,565
                                          -----------
    Total Available-for-Sale securities    2,075,376
                                          -----------
Total Investment Securities              $ 4,354,876
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

AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2004


NOTE E - INVESTMENTS (CONTINUED)

investment amounts to 2.9% of the outstanding shares of eCom. The cost for this investment as of May 31, 2004 was $235,071. On August 31, 2004 the market value based on a closing bid price of 0.16 per share was $215,565. The difference in cost versus market value is recorded as a deficit in Accumulated Other Comprehensive Income of $19,506.

On February 29, 2004, American Capital Holdings, Inc. purchased certain assets from ACHI, Inc. One of the assets that ACHI, Inc. owned, and that was acquired by American Capital Holdings, Inc., was 53,910,922 common shares of Air Media Now, Inc. The only assets recorded on the books of Air Media Now, Inc. at date of acquisition were the rights to use certain Intellectual Property that had been developed by the company plus 500,000 common shares of eCom eCom.com, Inc. American Capital Holdings, Inc. owns approximately 90% of the outstanding common shares of Air Media Now, Inc. Management determined that the fair value of the common stock of Air Media Now, Inc., which is traded on the pink sheets, was $1,859,811 ($.03 x 53,910,922 shares) at August 31, 2004 and, therefore, recognized the ownership of this common stock as a marketable security and available for sale. The loss in value of $(1,609,811) Air Media Now stock is recognized as a comprehensive loss in the current period and as an Accumulated Comprehensive Loss in stockholders' equity.


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

Cosmopolitan Life Insurance Company

On October 30, 2004, the Company entered into a purchase agreement with Cosmopolitan Life Insurance Company to acquire 100% ownership of the voting shares of the entity. The acquisition is expected to close by May 31, 2005, pending approval by the Insurance Commissioner of Arkansas. Cosmopolitan Life Insurance Company is a stipulated premium insurer, chartered in 1931 in the State of Arkansas. Until 1998, Cosmopolitan was engaged exclusively in providing burial / final expense insurance, and was operated as a small stipulated premium carrier in association with the mortuary business. In 1998, Cosmopolitan broadened the company's offerings to include a dental insurance product and specific stop-loss coverage for employer self-funded plans. In recent periods, the majority of revenues reported are a result of re-insurance assumed, although the dental product has remained a small but profitable operating segment. Cosmopolitan anticipates significant growth potential from the additional affiliations resulting from the American Capital Holdings, Inc. acquisition.

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

Our GPACS(TM) product was created in response to General Accounting Standards Board Statement 45 ("GASB 45"), which requires state and local governments to account for and report the annual cost of other post-employment benefits (referred to hereafter as "OPEB"), in essentially the same manner in which they are required to account for pension obligations. This creates a liability on the balance sheet which often can misrepresent an entity's financial health in an adverse manner. Our product is designed to structure an investment that offsets the liability with an asset, and additionally, provides investment income and a tax benefit when coupled with the proper treatment of employee's accrued income (part of OPEB.)
                                     24

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

State insurance regulators and the NAIC are continually reexamining existing laws and regulations and developing new legislation for the passage by state legislatures and new regulations for adoption by insurance authorities. Proposed laws and regulations or those still under development pertain to insurer solvency and market conduct and in recent years have focused on:

* insurance company investments
* risk-based capital ("RBC") guidelines, which consist of regulatory targeted surplus levels based on the relationship of statutory capital and surplus, with prescribed adjustments, to the sum of stated percentages of each element of a specified list of company risk exposures
* the implementation of non-statutory guidelines and the circumstances under which dividends may be paid
* product approvals
* agent licensing
* underwriting practices
* insurance and annuity sales practices

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

Our operations for the three months ended August 31, 2004 resulted in a net loss of $262,162 . Unrealized holding losses during the current three month period of $1,116,320 was the result of a decline in the market value of both the Company's holdings in eCom eCom.com and Air Media Now, Inc. A $43,113 decline in the eCom market value plus a $1,073,207 decline in the Air Media Now market value combined for the $1,116,320 loss the three months ended August 31, 2004.
                                     27

AMERICAN CAPITAL HOLDINGS, INC.

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

There were no changes in the Company's internal controls over financial reporting during the quarter ended August 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


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



                                     28


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

                                     29
AMERICAN CAPITAL HOLDINGS, INC.

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

     Exhibit 32    Section 1350 Certification

(b) Reports on Form 8-K:
     None


                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunder duly authorized.

April 28, 2005                   By:  /s/   Barney A. Richmond
                                             Barney A. Richmond,
                                             Chief Executive Officer

April 28, 2005                   By:  /s/   Richard C. Turner
                                             Richard C. Turner,
                                             Chief Financial Officer



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