Form 10KSB
period 2005-05-31
AMERICAN CAPITAL HOLDINGS INC
filed 2005-08-30
CIK 1288012

AS FILED WTH THE SECURITIES AND EXCHANGE COMMISSION ON AUGUST 26, 2005


                              UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549



                                FORM 10-KSB


[X]      ANNUAL REPORT UNDER OR OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended May 31, 2005
                   --------------------------------------

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

Shares of Registrant's common stock outstanding as of May 31, 2005:
17,398,903

Transitional Small Business Disclosure Format (Check one): Yes ____; No _X__


































                                     2

AMERICAN CAPITAL HOLDINGS, INC.            Form 10-KSB     MAY 31, 2005

INDEX

                                                                    PAGE NO.
PART I


ITEM 1    DESCRIPTION OF BUSINESS . . . . . . . . . . . . . . . . . . . . 4

ITEM 2    DESCRIPTION OF PROPERTY. . . . . . . . . . . . . . . . . . . . 14

ITEM 3    LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . 14

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . . 15

PART II

ITEM 5    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS . . . 15

ITEM 6    MANAGEMENT'S PLAN OF OPERATION . . . . . . . . . . . . . . . . 17

ITEM 7    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. . . . . . . .  . F-1

ITEM 8    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS  . . . . . . . . 35

ITEM 8A   CONTROLS AND PROCEDURES. . . . . . . . . . . . . . . . . . . . 35

PART III

ITEM 9   DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS . . . . . . . 36

ITEM 10  EXECUTIVE COMPENSATION  . . . . . . . . . . . . . . . . . . . . 39

ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. 39

ITEM 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. . . . . . . . . 41

ITEM 13  EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . . . 41

ITEM 14  PRINCIPAL ACCOUNTANT FEES AND SERVICES. . . . . . . . . . . . . 42

SIGNATURES AND CERTIFICATIONS. . . . . . . . . . . . . . . . . . . . . . 42













                                     3
AMERICAN CAPITAL HOLDINGS, INC.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

History

The Company was incorporated in the State of Florida on January 25, 1999 as US Amateur Sports Company, a wholly-owned subsidiary of eCom eCom.com, Inc. ("eCom") which originally traded on the OTC/Bulletin Board under the symbol 'ECEC.' The Company's main office is located at 100 Village Square Crossing, Suite 202, Palm Beach Gardens, Florida 33410, and the telephone number is (561) 207-6395. On March 24, 2003, the Company changed its name to USA SportsNet, Inc., and recently changed its name to American Capital Holdings, Inc. in connection with its spin-off by eCom and its acquisition of certain assets of a company formerly known as American Capital Holdings, Inc. (now known as ACHI, Inc.)


While a wholly-owned subsidiary of eCom, the Company developed an e-commerce Internet infrastructure. This product provided an affordable, user-friendly technological platform and professional resources to facilitate web business development. It also operated an on-line business as a test model, using Company-developed e-commerce concepts to sell sports products.

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

On December 1, 2003, the Board of Directors of eCom approved the spin-off of eCom's ten (10) operating subsidiary companies, pursuant to SEC Staff Legal Bulletin No. 4. On December 18, 2003, USA SportsNet, Inc. entered into a definitive Asset Acquisition Agreement with American Capital Holdings, Inc., ("ACHI") The Date of Record for the first spin-off, USA SportsNet,
Inc. (later renamed American Capital Holdings, Inc., Cusip No. 02503V 10 9/SEC CIK No. 0001288010)was January 5, 2004. The Date of Record for the second spin-off, MyZipSoft, Inc. (Standard & Poor's Cusip No. 628703 10 0/SEC CIK No. 0001290785) was February 23, 2004, and the shares of MyZipSoft were distributed to its shareholders on June 2, 2005.

On March 2, 2004, the Board of Directors of eCom approved the spin off of the remaining eight (8) spin off companies in which the Board of Directors voted to issue to their shareholders one (1) share of the company for every one (1) share of eCom owned with a record date to be announced, pursuant to the advice of SEC Staff Legal Bulletin No. 4.


                                     4


AMERICAN CAPITAL HOLDINGS, INC.

ITEM 1. DESCRIPTION OF BUSINESS. (CONTINUED)

On March 29, 2004, eCom Chairman and CEO David Panaia prepared and issued a Press Release announcing the appointment of Barney A. Richmond as President of eCom. A copy of this press release is appended hereto as Exhibit No. 99.1. Paragraph two (2) of this release stated the following:

"The plan to spin-off eCom's ten wholly owned subsidiaries has been completed and the Company is now in the process of acquiring certain businesses for each spin-off. To date, the Company has accomplished two (2) acquisitions and has four (4) more under agreement. When announced, eCom shareholders as of the Date of Payment (distribution of stock) for each spin-off will receive new shares in that company."

The date of record for the spin-off of American Capital was January 5, 2004. After the spin-off of the Company was completed, the Company was presented with an opportunity to acquire certain assets of American Capital Holdings, Inc. (now known as, and referred to hereafter, as ACHI) On January 12, 2004, the Company entered into an Asset Purchase Agreement with ACHI whereby the Company acquired certain assets of ACHI, as described below, in return for the issuance of common stock of the Company in an amount equal to 84.1% of the total ownership of the Company. In order to accomplish this transaction, the Company effected a 20-to-1 reverse stock split, which reduced its outstanding stock to 2,497,756 shares, and issued to ACHI 13,226,147 shares. The Company then changed its name to American Capital Holdings, Inc., and ACHI changed its name to ACHI, Inc.

In addition, the Company agreed to reserve 25,000,000 of its authorized, but unissued shares, for issuance pursuant to a public offering, and to issue 2,162,099 shares to Spaulding Ventures, LLC, or its shareholders, in replacement of the shares of ACHI issued or intended to issue to Spaulding in connection with a prior acquisition of assets by ACHI from Spaulding (see "Acquisition of Spaulding"). The proceeds of the public offering are to be used to acquire additional interests in some of the companies in which the Company currently holds an ownership interest, to provide capital to those companies, and to acquire interests in other businesses of interest to the Company, which have not yet been identified.

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

On December 30, 2003, prior to the Company's acquisition from ACHI, ACHI entered into a letter agreement with Spaulding Ventures, LLC, pursuant to which ACHI agreed to acquire all of Spaulding's assets in return for 2,162,099 shares
                                     5


AMERICAN CAPITAL HOLDINGS, INC.
ITEM 1. DESCRIPTION OF BUSINESS. (CONTINUED)

of ACHI common stock, plus warrants to purchase a total of 216,210 additional shares of ACHI common stock at a purchase price of $6.00 per share. As part of its acquisition from ACHI of the assets ACHI acquired from Spaulding, the Company has agreed to replace the shares and warrants issued by ACHI with shares and warrants of the Company. In order to facilitate the distribution of these shares by Spaulding to its shareholders, the Company intends to file a Registration Statement with the Securities and Exchange Commission registering the distribution to Spaulding's shareholders of both the acquisition shares and the shares to be issued upon exercise of the warrants.

The assets acquired by ACHI from Spaulding, and subsequently acquired by the Company from ACHI, consist primarily of equity ownership positions in the following ten developing companies:
     Smart Pill Holding Corporation         Brilliant Coatings, Inc.
     @visory, LLC                           eSmokes, Inc.
     Efficien, Inc.                         IS Direct Agency, Inc.
     Solid Imaging, Ltd.                    Century Aerospace Corporation.
     Traffic Engine, Inc.                   Metroflex, Inc.

To date, the Company has sold its interests in SmartPill Holding Corporation and eSmokes, Inc. The company has acquired 100% of the assets of IS Direct Agency, Inc. in order to facilitate its current plan of operation.

On May 24, 2004, American Capital Holdings, Inc., formerly known as USA SportsNet, Inc., filed a Form 10SB, file number 000-50776, accession number 0001288012-04-000001,SEC CIK number 0001288012,with the United States
Securities & Exchange Commission ("SEC"). On July 27, 2004, American Capital Holdings, Inc.'s Form 10SB was ruled effective by the SEC.

Subsequently, American Capital Holdings, Inc. became party to the involuntary bankruptcy proceedings of it's parent company, eCom eCom.com, Inc. American Capital Holdings, Inc. is a petitioning creditor of eCom due to the financial stance it assumed when eCom failed to pay its accountants, Wieseneck & Andres, P.A. American Capital was forced to pay the auditing firm in order to complete its audits, since American Capital is a spin-off company of eCom.
This liability cost American Capital's shareholders approximately $75,000. Additionally, American Capital was forced to continue financial assistance to eCom to bring all of the spinoff companies current with their SEC-qualified accountants and other creditors. Prior to this particular debt, American Capital had advanced eCom funds to cover operating expenses due to declining business conditions for eCom and the declining health of eCom's CEO, David Panaia. Mr. Panaia refused to acknowledge the debt by signing promissory notes, as required by GAAP accounting. The most critical aspect of eCom's financial crisis was that eCom was not able to pay its transfer agent, Florida Atlantic Stock Transfer, the amounts required to send out the stock certificates of the spin-off companies to the shareholders, and accordingly, the shares were not issued as stated.

Since late June 2004, the management of American Capital Holdings, Inc. has received hundreds of telephone calls from eCom shareholders, requesting delivery of their promised spin-off shares. Numerous shareholders have made demands to be sent their promised shares, many of them threatening legal action

                                    6
AMERICAN CAPITAL HOLDINGS, INC.
ITEM 1. DESCRIPTION OF BUSINESS. (CONTINUED)

against eCom. Because of the aforementioned financial difficulties, eCom's telephone lines were disconnected. eCom's shareholders contacted American Capital Holdings, Inc. in an effort to garner information on the status of their situation as American Capital was their only source for information.

During the period from late December 2004 thru mid-March 2005, American
Capital and the other petitioning creditors sympathized with the declining health of eCom's CEO, David Panaia. These petitioning creditors have also incurred considerable additional costs by providing continued financial assistance to eCom. These costs included expenses to bring all of the spin-off companies current with their SEC filings, Federal Tax Returns, State Income Tax Returns, State Filing Fees, Accounting Expenses, SEC Auditing Expenses, Legal, Administrative and other business-related expenses. This process included utilizing American Capital employees, as well as hiring outside assistance, i.e. additional accountants, tax assistance, and outside attorneys to expedite the process.

In order protect its $250,000+ equity investment in eCom, and in order to fulfill its fiduciary duty to American Capital shareholders, American Capital proceeded with a plan to recapture the lost shareholder value of eCom. All eCom shareholders are a part of American Capital's shareholder base, but American Capital also has shareholders who acquired shares outside of the spinoff transaction. These shareholders have no vested interest in eCom outside of American Capital's debt and equity positions, and are therefore owed an even greater fiduciary duty in protecting their interests. American Capital plans to issue a rights offering of shares of the spinoff companies to American Capital shareholders at a date to be announced.

The management of American Capital and eCom Directors Barney A. Richmond and Richard Turner began to realize that the CEO of eCom, David Panaia, was not abiding by his publicly stated agreements to accomplish what was originally set forth in press releases regarding the previously announced spin-off plan.
Also, it is estimated that over $13.5 million of eCom shares had been traded based on prior press releases concerning the spin-off announcement. It was then determined by many of the shareholders that eCom was more than in financial turmoil, and that Mr. Panaia did not have the resources to complete that which he had publicly stated. In late August and September of 2004, Chairman and CEO David Panaia quit taking calls from anyone, including the management of American Capital. Additionally, eCom was not taking calls from other creditors who were owed hundreds of thousands of dollars, including eCom's SEC accounting firm.

Due to the dilemma caused as a direct result of Mr. Panaia's refusal to address the monies advanced to eCom by American Capital, on November 22, 2004, Barney
A. Richmond resigned as an Officer and Director of eCom. Mr.Panaia refused to file an 8-K statement regarding Mr. Richmond's resignation. In the absence of other options, on November 29, 2004 an involuntary petition was filed against eCom eCom.com, Inc. in the United States Southern District Bankruptcy Court (In
Re: Case No. 04-34535 BKC-SHF)under Title 11, Chapter 11 of the United States Bankruptcy Code by petitioning creditors, American Capital Holdings, Inc., Richard Turner, Barney A. Richmond, and ACHI, Inc. The Bankruptcy proceedings were initiated in an effort to implement a viable plan for reimbursement of

AMERICAN CAPITAL HOLDINGS, INC.
ITEM 1. DESCRIPTION OF BUSINESS. (CONTINUED)

costs incurred by American Capital Holdings, Inc., the petitioning creditors, and all other creditors/vendors who have not been paid. Most importantly, the proceedings will enable Mr. Richmond to initiate reorganization plans in an effort to restore the shareholder value lost by approximately 6,000 shareholders. The aforementioned creditors are owed in excess of $1 million dollars. A copy of the June 2, 2005 Chapter 11, Title 11 Amended Involuntary Petition of eCom is posted on eCom's website, www.ecomecom.net.

On March 20, 2005, the Chairman/CEO and majority shareholder of eCom, David J. Panaia, died from health complications.

On May 16, 2005, eCom and its creditors attended the first status conference in the United States Bankruptcy Court - Southern District of Florida (In Re: Case No. 04-34535 BKC-SHF) in front of the Honorable Judge Steven Friedman.
An order was granted to the petitioning creditors adjudicating eCom as a debtor under Chapter 11, Title 11 of the United States Bankruptcy Code. The Order included specific instructions for eCom to retain bankruptcy counsel by June 4, 2005.

On June 6, 2005, eCom and its creditors attended the second status conference in the United States Bankruptcy Court - Southern District of Florida (In Re:
Case No. 04-34535 BKC-SHF) in front of the Honorable Judge Steven Friedman. Orders were granted to employ the legal services of Kluger, Peretz, Kaplan & Berlin to represent eCom in its aforementioned reorganization plans, and to provide debtor in possession financing for $100,000. These motions were presented in the first status conference which took place on May 16, 2005. Additional orders were granted authorizing Barney A. Richmond to hold the position of Chief Executive Officer, despite the potential conflict of interest due to his position as Chairman and CEO of American Capital Holdings, Inc.,a petitioning creditor. Additionally, Mr. Richmond has been ordered by the court to reorganize eCom and the spinoff companies of eCom. The Board of American Capital Holdings, Inc. approved a resolution authorizing Mr. Richmond to temporarily divert his attention from the management of American Capital Holdings in order to please the court by implementing the reorganization plans for eCom and the spinoffs of eCom. The Board of American Capital recognizes the role Mr. Richmond has assumed in these proceedings, and agrees that his continued assistance is in the best interests of the shareholders of eCom, American Capital, and the spinoffs of eCom.


On July 25, 2005, a third bankruptcy hearing was held in front of the Honorable Judge Steven Friedman, during which two (2) orders were granted by the court. The first order granted the Debtor permission to obtain post-petition financing in the amount of $100,000 from American Capital Holdings, Inc. on the terms and conditions set forth in the motion. The second order granted authorization for the Debtor-in-Possession to (I) Provide Electronic Service Upon Equity Security Holders and (II) Utilize Executive Mail Service for Purposes of Coordinating and Effectuating Service Upon Equity Security Holders.

AMERICAN CAPITAL HOLDINGS, INC.
ITEM 1. DESCRIPTION OF BUSINESS. (CONTINUED)


Electronic copies of the May 16, June 6, and July 25 2005 court transcripts are available on the eCom website, www.ecomecom.net.

A group of several of American Capital Holdings, Inc.'s and other outside shareholders have designated resources to capitalize and complete viable business plans for the all of the above referenced spin-off companies. On May 31, 2005 several new shareholders invested $400,000 in eight (8) of the above referenced companies to enable the companies to pay expenses relating to the initial funding of these companies to achieve their respective business purposes. This funding will be reflected in each company's Form
10SB audits and filings. This initial funding is to cover legal, accounting and other expenses, including due diligence costs related to proposed forthcoming acquisitions. More funding is planned for each company from June 1, 2005 through November 30, 2005 in accordance with 506 Reg. D Private Placement procedures, which will become available only to accredited investors. Additionally, a plan is being formulated, subject to bankruptcy court approval, which will provide a 100% payout to all of eCom's outstanding creditors.
The new management is committed to the plan, and believes these efforts, combined with execution of the new business plans, will not only recapture the lost shareholder value of eCom, but will enhance future long term shareholder value as well.

Acquisition negotiations are underway and will be separately announced upon completion. Management is confident in their ability to execute these forthcoming plans.

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

AMERICAN CAPITAL HOLDINGS, INC.
ITEM 1. DESCRIPTION OF BUSINESS. (CONTINUED)


ASSETS ACQUIRED FROM SPAULDING. The assets acquired by ACHI from Spaulding, and subsequently acquired by the Company from ACHI, consist primarily of equity ownership positions in ten developing companies. The companies included; Smart Pill Holding Corp., Brilliant Roadways, Inc., @Visory, LLC., eSmokes, Inc., Efficien, Inc., IS Direct Agency, Inc., Solid Imaging, Ltd., Century Aerospace Corporation., Traffic Engine, Inc. and Metroflex, Inc. (See Financial Statement Footnote E.)

Since May 31, 2005, the Company has continued the involuntary bankruptcy petition and the reorganization plan for eCom and the spin-offs of eCom. On June 6, 2005, eCom and its creditors attended the second status conference in the United States Bankruptcy Court - Southern District of Florida (In Re: Case No. 04-34535 BKC-SHF) in front of the Honorable Judge Steven Friedman.

Orders were granted to employ the legal services of Kluger, Peretz, Kaplan & Berlin to represent eCom in its aforementioned reorganization plans, and to provide debtor in possession financing for $100,000. These motions were presented in the first status conference which took place on May 16, 2005. Additional orders were granted authorizing Barney A. Richmond to hold the position of Chief Executive Officer, despite the potential conflict of interest due to his position as Chairman and CEO of American Capital Holdings, Inc.,a petitioning creditor. Additionally, Mr. Richmond has been ordered by the court to reorganize eCom and the spinoff companies of eCom. The Board of American Capital Holdings, Inc. approved a resolution authorizing Mr. Richmond to temporarily divert his attention from the management of American Capital Holdings in order to please the court by implementing the reorganization plans for eCom and the spinoffs of eCom. The Board of American Capital recognizes the role Mr. Richmond has assumed in these proceedings, and agrees that his continued assistance is in the best interests of the shareholders of eCom, American Capital, and the spinoffs of eCom. The court-ordered reorganizations must be complete 30 days from the date of the order, June 6, 2005.

Employees. The Company currently has seven full-time employees. These employees are considered full-time employees of American Capital, but have recently devoted many hours of American Capital's time to eCom and the spinoff companies to achieve regulatory compliance.

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

AMERICAN CAPITAL HOLDINGS, INC.

The risks described below set forth what we believe to be the most material risks associated with the purchase of our common stock. Before you invest in our common stock, you should carefully consider these risk factors, as well as the other information contained in this report.

LACK OF OPERATING HISTORY. To date, we have been participating exclusively in activities associated with the start-up of the Company, including structuring the Company, acquiring assets, negotiating the acquisition of the insurance subsidiaries needed to sell our products, obtaining the required licenses for our intended insurance subsidiaries, and formulating our marketing strategies. We have not yet commenced operations, and thusly have had no significant revenues since inception. Until our pending acquisition of Universe Life is completed, and until it is capitalized sufficiently to obtain the insurance licenses needed to underwrite our products, we will use the services of third-party insurance carriers in connection with any sales of our products, which will reduce our net revenues. We have not yet realized revenues from sale of our products, and have incurred a net loss of $(14,071,720) since inception, of which $(10,444,744) are asset write-downs.

We expect our acquisition of Universe Life to be completed by November 2005. We intend to begin sales of our proprietary products prior to this date, but expect our revenues to be reduced in the interim as we will underwrite the insurance portion through third-party carriers.

SPECULATIVE NATURE OF THE COMPANY'S OPERATIONS. The success of our proposed plan of operation will depend primarily on our ability to sell the proprietary products we have created. There can be no assurance that we will be successful in these efforts.

WE WILL FACE INTENSE COMPETITION. We are and will continue to be one of many participants in the business of selling life insurance backed financial products. We have, however, applied for a patent on our insurance product which specifically addresses the Governmental Accounting Standards Board ("GASB") Statement 45, which generally requires state and local governmental employers to account for and report the annual cost of Other Post Employment Benefits ("OPEB") and the outstanding obligations and commitments related to OPEB in essentially the same manner as currently required for pension obligations. Although we have applied for a patent on our product addressing Statement 45, we will face competition from companies who may offer a similar product that have greater financial resources, broader arrays of products, higher ratings and stronger financial performance, which may impair our ability to retain existing customers, attract new customers and maintain our profitability and financial strength. We operate in a highly competitive industry. Many of our competitors are substantially larger and enjoy substantially greater financial resources, broader and more diversified product lines and more widespread agency relationships. Our products can be expected to face competition with products sold by other insurance companies, financial intermediaries and other institutions based on a number of factors, including premium rates, policy terms and conditions, service provided to distribution channels and policyholders, ratings by rating agencies, reputation and commission structures.

AMERICAN CAPITAL HOLDINGS, INC.


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

NO PUBLIC MARKET CURRENTLY EXISTS. There is currently no public market for the Company's common stock. Although we intend to apply for listing of our Common Stock on the American Stock Exchange, there can be no assurance that we will be successful in doing so, that a market will in fact develop, or that a shareholder ever will be able to sell his shares without considerable delay.
If a market should develop, the price may be highly volatile. Factors such as those discussed in this "Risk Factors" section may have a significant impact upon the market price of the Company's stock.

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

AMERICAN CAPITAL HOLDINGS, INC.

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

OUR COMMON STOCK IS CURRENTLY CLASSIFIED AS A 'PENNY STOCK' AND IS NOT A SUITABLE INVESTMENT FOR ALL INVESTORS. Our common stock is a penny stock and is not a suitable investment for all investors. Generally, a penny stock is a security that (i) is priced under five dollars, (ii) is not traded on a national stock exchange or on NASDAQ (as opposed to the Over the Counter Bulletin Board or the "pink sheets"), and (iii) is issued by a company that has less than $5 million in net tangible assets and has been in business less than three years. Because our common stock is not yet publicly traded, and we have less than $5,000,000 of net tangible assets, our common stock is currently classified as "penny stock." While we intend to apply for listing on the American Stock Exchange, there can be no assurance that we will be successful. If our common stock does not become listed on the American Stock Exchange, or on another exchange or the NASDAQ, or if our common stock does not trade at or above $5.00 per share, or if we do not maintain at least $5,000,000 of net tangible assets, our common stock will continue to be classified as a penny stock. Penny stocks are subject to Securities and Exchange Commission rules that impose special sales practice requirements upon broker-dealers that sell such securities to persons other than established customers or accredited investors. Consequently, the rule may affect the ability of purchasers of our common stock to buy or sell in any market that may develop. In addition, the Securities and Exchange Commission has adopted a number of rules to regulate "penny stocks". These rules may further affect the ability of owners of our common stock to sell their

AMERICAN CAPITAL HOLDINGS, INC.

shares in any market that may develop for them. Potential investors should be aware that, according to the Securities and Exchange Commission Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

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

ITEM 2. DESCRIPTION OF PROPERTY.

The company does not own any real property. The company is located at 100 Village Square Crossing, Suite 202, Palm Beach Gardens, FL 33410, consisting of approximately 1,231 square feet of office space. ACH incurs the cost and full responsibility of the lease. The lease is for a term of one year, at a rental of $3,478 per month including sales tax.

ITEM 3. LEGAL PROCEEDINGS.

The Company is a party to an Involuntary Bankruptcy Petition filed by the Company, as one of three (3) petitioning creditors, against eCom that is currently pending in the United States Bankruptcy Court - Southern
District of Florida (In Re: Case No. 04-34535 BKC-SHF).American Capital Holdings, Inc. is a creditor of eCom and the spin-offs of eCom, and is initiating the bankruptcy proceedings as means to reorganize eCom and the spin-offs of eCom due to failed or failing businesses, and lost shareholder value. In 1999, eCom reached market capitalization of over $250 million. Since 1999, market capitalization has hit record lows of approximately $120 thousand, and currently ranges between $500 thousand and $1 million. The bankruptcy filing will allow the Company to reorganize and/or divest their interest in order to pursue profitable strategies as a means of restoring lost shareholder value.

AMERICAN CAPITAL HOLDINGS, INC.

The status of the bankruptcy proceedings is described in greater detail in the section entitled "Description of Business-History." Electronic copies of the May 16, June 6, and July 25 2005 court transcripts are available on the eCom website, www.ecomecom.net.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote by the security holders during the fiscal quarter ended May 31, 2005.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET FOR COMMON STOCK. There is currently no trading market for the Company's Common Stock and there can be no assurance that any trading market will ever develop,or, if such a market does develop, that it will continue. The Company intends to file a Registration Statement with the Securities and Exchange Commission to register for resale certain shares previously issued, and to register additional shares for sale in order to raise additional capital. Upon effectiveness of the Registration Statement, the Company intends to have its common stock listed for trading on the American Stock Exchange.
American Capital Holdings, Inc. is in the process of completing the acquisitions that will provide the Company the ability within the next two (2) years to meet the qualitative and quantitative listing standards of the American Stock Exchange. If, for any reason, the Company does not meet the qualifications for listing on a major stock exchange, the Company's securities may be traded in the over-the-counter ("OTC") market. The OTC market differs from national and regional stock exchanges in that it (1) is not sited in a single location but operates through communication of bids, offers and confirmations between broker-dealers and (2) securities admitted to quotation are offered by one or more broker-dealers rather than the "specialist" common to stock exchanges.

SECURITY HOLDERS. The Company has approximately 5,000 shareholders. The Company has 1,621,209 shares subject to options, at an exercise price of $.01 per share.

DIVIDENDS. There have been no cash dividends declared or paid since the Company was formed, and no dividends are contemplated to be paid in the foreseeable future.

AMERICAN CAPITAL HOLDINGS, INC.
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
        (CONTINUED)

RECENT SALES OF UNREGISTERED SECURITIES. Item 701 Reg. SB- During the period of June 1, 2004 through May 31, 2005, the Company sold the following unregistered securities. Other than as set forth below, there were no other sales of unregistered securities made during the period covered by this report.
Inasmuch as American Capital Holdings had access to comprehensive information about the Company, the shares were issued in reliance upon Section 4(2) of the Securities Act. A legend was placed on the certificates stating that the securities were not registered under the Securities Act and setting forth appropriate restrictions on their transfer or sale.

Date      Share Amount Consideration         Description

07/01/2004    10,000      $  10,000      Individual Private Placement
07/01/2004    15,000      $  15,000      Individual Private Placement
10/07/2004    25,000      $  25,000      Individual Private Placement
10/07/2004    25,000      $  25,000      Individual Private Placement
11/08/2004    35,000      $  35,000      Individual Private Placement
11/09/2004    15,000      $  15,000      Individual Private Placement
11/09/2004    15,000      $  15,000      Individual Private Placement
11/11/2004   100,000      $ 100,000      Individual Private Placement
11/11/2004    50,000      $  50,000      Individual Private Placement
11/16/2004     5,000      $   5,000      Individual Private Placement
12/01/2004    25,000      $  25,000      Individual Private Placement
12/01/2004   115,000      $ 115,000      Individual Private Placement
12/02/2004    30,000      $  30,000      Individual Private Placement
12/02/2004   150,000      $ 150,000      Individual Private Placement
12/01/2004   140,000      $ 140,000      Individual Private Placement
01/04/2005    25,000      $  25,000      Individual Private Placement
03/03/2005    50,000      $  50,000      Individual Private Placement
03/09/2005    50,000      $  50,000      Individual Private Placement
04/01/2005   100,000      $ 100,000      Individual Private Placement
04/22/2005    40,000      $  40,000      Individual Private Placement
04/22/2005    40,000      $  40,000      Individual Private Placement
05/19/2005    60,000      $  60,000      Individual Private Placement
05/19/2005     4,000      $   4,000      Individual Private Placement
05/19/2005     3,000      $   3,000      Individual Private Placement
05/19/2005     1,000      $   1,000      Individual Private Placement
05/19/2005    12,000      $  12,000      Individual Private Placement
05/20/2005    60,000      $  60,000      Individual Private Placement
05/23/2005   150,000      $ 300,000      Individual Private Placement
05/27/2005   250,000      $ 250,000      Individual Private Placement
05/31/2005    75,000      $ 150,000      Individual Private Placement

AMERICAN CAPITAL HOLDINGS, INC.

ITEM 6.    MANAGEMENT'S PLAN OF OPERATION

Our primary business is insurance and insurance-related financial products. In addition to traditional offerings such as life insurance, health insurance, and annuities, we will offer financial strategies which utilize insurance as a part of their structure. American Capital Holdings, Inc. owns the patent and the trademarks for five proprietary products:

GPICS  -- Guaranteed Principle Insured Convertible Securities

ETIPS  -- Energy Tax Incentive Preferred Securities

ETICS  -- Equipment Tax Incentive Convertible Securities

GPACS  -- Guaranteed Pension Accounting Contract Solutions

GPACS  -- Government Pension Accounting Contract Solution

Our GPACS(TM) products, which refers to both the Guaranteed Pension Accounting Contract Solutions product and the Government Pension Accounting Contract Solutions product, relate to a business method of adjusting the balance sheet of a business or governmental organization. Recently, the Governmental Accounting Standards Board issued Statement 45, which requires government employers to account for other post-employment benefits ("OPEB") as a liability on the balance sheet. This new requirement is likely to adversely affect the perceived financial health of the organization. The GPACS (TM) products relate to a method devised to address this issue, particularly to a system for organizing the unfunded obligations of the organization so that the liability for those obligations on the balance sheet is offset by an asset. By purchasing whole and term life insurance products for a pool of employees, with the employer as the beneficiary, and utilizing the tax benefits of mandatory participation in a tax-qualified retirement plan, an employer can realize various financial benefits, as described in greater detail below.

We intend to use the insurance products of our subsidiaries to reduce currently unfunded government and private sector pension plan liability, addressing the needs of governmental and private sector businesses regarding unfunded pension liabilities and other post-employment benefit ("OPEB") liabilities. The product provides a systematic investing capability to enhance the profitability of the organization via investment income, and improved treatment of tax obligations via qualified plans which exempt OPEB income from Federal Income tax. The restructuring of the balance sheet in such a manner can generate favorable financial implications such as improved borrowing scenarios, reduction in the cost of insurance coverage, and increases in the value of outstanding or newly-issued bonds. We intend to collect premiums and commissions on the insurance products sold as a part of the investment structure, and also collect a consulting fee for the product itself. Until our pending acquisition of Universe Life is completed, and it is capitalized sufficiently to obtain the insurance licenses needed to underwrite our products, we will use the services of third-party insurance carriers in connection with any sales of our products.

AMERICAN CAPITAL HOLDINGS, INC.

American Capital Holdings, Inc. plans to utilize the existing sales and marketing divisions of IS Direct Agency, Inc. to target the municipalities and school boards in the states in which the subsidiaries are licensed to do business. IS Direct Agency will not be involved in the sale of any financial products that are, or involve the sale of, securities.

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

Our plan of operation includes the underwriting of the insurance aspects of our products through our subsidiaries. Pending approvals of our above described proposed acquisition of Universe Life, we will use third party insurance carriers. However, upon completing the acquisition, which is expected in due course, we will retain as much premium and commission money as possible within our subsidiaries. We expect to be able to support operating expenses with operating revenues beginning in 2006.

IS Direct Agency, Inc.

American Capital Holdings, Inc. purchased IS Direct Agency, Inc. ("IS Direct") for 800,000 shares of the common stock of American Capital Holdings. The acquisition was completed May 20, 2004. Included in this acquisition are the assets listed below:

IS Direct Term Quick Website           IS Direct Agency Name
Insurance Licenses                     Software
Business Process Methods               Trademarks
Customers                              Prospective Customers
Vendor Relationships                   Insurance Carrier Relationships
Broker Relationships

IS Direct is an insurance agency which currently sells primarily term and whole life insurance products. However, upon the completion of our proposed acquisition of Universe Life, a life, health, and annuities carrier, the scope of products available for sale by IS Direct is expected to broaden. In addition to placing the insurance components of our financial products, IS Direct will also sell term life products, annuities, and other traditional insurance products. We expect most of the insurance products sold by IS Direct will eventually be underwritten by Universe Life. IS Direct Agency will not be involved in the sale of any financial products that are, or involve the sale of, securities.

AMERICAN CAPITAL HOLDINGS, INC.


Universe Life

Universe Life is a life insurance company which we expect to use to underwrite the insurance policies required by our GPACS products. We have an agreement to purchase Universe Life, which is planned as another wholly-owned subsidiary of the Company, pending regulatory approval of the change in control by the Insurance Commissioner of the State of Idaho. The agreement stipulates a purchase price of $100,000 in exchange for 100% ownership. Universe Life will be acquired through receivership with no existing operations, but the process for reinstatement is in progress and should be completed by November 30, 2005. Universe Life is a life, health and annuities insurance carrier, which is currently licensed to operate in three (3) states. Universe Life will be initiating the application process to become licensed in all remaining states, and expects to obtain the necessary licenses to operate in all fifty
(50) states in the near future. We expect Universe Life to be domiciled in the State of South Carolina, with its principal offices in Charleston.

Our application for approval of our acquisition of Universe Life has been filed with the Insurance Commissioner of the State of Idaho. We expect to receive regulatory approval for our purchase of Universe Life by November 30, 2005

Cosmopolitan Life

On October 30, 2004, we entered into an agreement to purchase one-hundred (100%) percent of the voting shares of Cosmopolitan Life for $500,000 and a surplus note in the amount of $250,000. We expected to close our acquisition of Cosmopolitan Life by August 2005, upon regulatory approval by the Arkansas Department of Insurance. July 7, 2005 American Capital Holdings, Inc. withdrew the Form A submission and terminated our acquisition agreement due to the outcome of our due diligence investigation.

AMERICAN CAPITAL HOLDINGS, INC.




ITEM 7. FINANCIAL STATEMENTS


PART II

                        FINANCIAL STATEMENTS


American Capital Holdings, Inc.                          May 31, 2005



INDEX - PART F/S

                                                             PAGE NO.

        FINANCIAL STATEMENTS

        Independent Auditors' Report . . . . . . . . . . . . .  F-2

        Consolidated Balance Sheets
         May 31, 2005 and 2004 . . . . . . . . . . . . . . . .  F-3

        Consolidated Statement of Operations
         For The Twelve Months Ended May 31, 2004 and 2005 . .  F-4

        Consolidated Statement of Changes in Shareholders' Equity
         From June 1, 2003 Through May 31, 2005  . . . . . . .  F-5

        Consolidated Statement of Cash Flows
         For The Twelve Months Ended May 31, 2004 and 2005 . .  F-7

        Notes to Consolidated Financial Statements . . . . . .  F-9







                                F-1









                                20

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
                               (561) 626-0400

Thomas B. Andres, C.P.A.*, C.V.A.                     FAX (561) 626-3453
Paul M. Wieseneck, C.P.A.
*Regulated by the State of Florida


                       Independent Auditors' Report


To the Board of Directors and Stockholders
American Capital Holdings, Inc.

We have audited the accompanying consolidated balance sheet of American
Capital Holdings, Inc. as of May 31, 2005 and 2004 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the consolidated financial position of American Capital Holdings, Inc. as of May 31, 2005 and 2004 and the results of their consolidated operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.



/s/Wieseneck, Andres & Company, P.A.

North Palm Beach, Florida
August 26, 2005


AMERICAN CAPITAL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
FOR THE YEARS ENDING MAY 31, 2005 AND 2004
   ASSETS                                                     2005        2004
                                                             ------      ------
       Current Assets
            Cash and Cash Equivalents                  $     400,487     22,614
            Notes Receivable                                 384,966    138,952
            Loans Receivable Related Parties                 445,645     27,067
            Prepaid Expenses                                  94,405     87,198
            Declared Dividends                             1,025,699          -
                                                         ------------ ---------
                Total Current Assets                       2,351,202    275,831
                                                         ------------ ---------

       Property and Equipment, net                            38,595     43,472
                                                         ------------ ---------
       Other Assets
            Total Marketable Securities at Cost               81,355  5,896,196
            Intangible Assets, net                           462,894     27,649
            Goodwill                                         980,000  8,209,071
            Security Deposit                                   3,110      3,110
                                                         ------------ ---------
                Total Other Assets                         1,527,359 14,136,026
                                                         ------------ ---------
   TOTAL ASSETS                                        $   3,917,156 14,455,329
                                                         ============ =========
   LIABILITIES & STOCKHOLDERS' EQUITY
     Liabilities
            Current Liabilities
               Accounts Payable                        $     107,998     27,806
               Accrued Expenses                               52,438     11,021
               Other Current Liabilities                      29,511          -
               Shareholder Loans                             175,887     57,681
               Notes Payable                               1,034,977    834,977
                                                         ------------  ---------
              Total Current Liabilities                    1,400,811    931,485
                                                         ------------  ---------
        Total Liabilities                                  1,400,811    931,485
                                                         ------------  ---------
        Stockholders' Equity
            Common Stock $.0001 par value, 100 million
             shares authorized, 17,398,903 with 1,300,000
             unissued and 15,723,903 with 1,300,000 unissued   1,870      1,702
            Paid-in-Capital                               16,586,195 14,686,363
            Retained (Deficit)                           (10,862,540)  (651,224)
            Accumulated Comprehensive Loss                (3,209,180)  (512,997)
                                                         ------------ ----------
     Total Stockholders' Equity                            2,516,345 13,523,844

TOTAL LIABILITIES & STOCHHOLDERS' EQUITY               $   3,917,156 14,455,329
                                                        ============ ==========

See accompanying summary of accounting policies and notes to financial statements.
                                      F-3

AMERICAN CAPITAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MAY 31, 2005 and 2004
                                                       2005          2004
                                               _____________  ____________
    Revenues
            Net Sales                           $        123   $       -
            Cost of Sales                             10,839       3,952
                                                 ------------ ------------
                Gross Profit                         (10,716)     (3,952)


    Operating Expenses
            General and Administrative, Net        1,017,833      122,647
            Bad Debt                                       -      343,995
            Sales and Marketing                       55,531       13,391
            Impairment Expense                     7,229,071        6,493
                                                 ------------ ------------
          Total Operating Expenses                 8,302,435      486,526

                                                 ------------ ------------
          Loss from Operations                    (8,313,151)    (490,478)
                                                 ------------ ------------
    Other Income (Expense)
            Interest Income                           12,670        2,260
            Interest Expense                         (48,408)     (23,006)
            Loss on Disposition of Common Stock   (1,860,787)    (140,000)
                                                 ------------ ------------
                Net Other Expenses                (1,896,525)    (160,746)
                                                 ------------ ------------
 Net Loss Before Other Comprehensive Losses      (10,209,675)    (651,224)
                                                 ------------ ------------

        Other Comprehensive Income / (Loss)
        Unrealized Holding Loss During Period     (2,696,183)    (537,604)
        Unrealized Holding Gain During Period              -       24,607
                                                 ------------ ------------
    Net Other Comprehensive Loss                  (2,696,183)    (512,997)
                                                 ------------ ------------
Net Loss                                        $(12,905,859) $(1,164,221)
                                                 ============ ============

Basic and Diluted
 Net Loss Per Common Share                       $      (.36) $      (.18)
                                                 ============ ============


Weighted Average Shares Outstanding                15,863,486    6,551,685
                                                 ============ ============


See accompanying summary of accounting policies and notes to financial statements.

AMERICAN CAPITAL HOLDINGS, INC.
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FROM JUNE 1, 2003 THROUGH MAY 31, 2005
                 Number                                 Accumulated
                  Of      At Par               Retained  other        Total
                 Shares    Value  Add'l Paid   Earnings Comprehen-  Stockholder
                 Issued   $.0001  in Capital   (Deficit)  sive Income   Equity
             ----------- ------- ---------- -----------  ---------- ----------
Balance  6/1/03        5  $    0   $      0  $        0   $       0          0

Cancellation of Common Stock
held by eCom eCom     (5)      0          0           0           0          0

Issuance of Common Stock
 to eCom eCom.com Inc.
 shareholders  2,497,756     250          0           0           0        250

Issuance of Common Stock for
 the acquisition of ACHI, Inc.
 assets.      13,226,147   1,322 13,176,443           0           0 13,177,765

Issuance of Detachable
 Warrants              0       0     10,050           0           0     10,050

Purchase of IS Direct
 Agency NY  for 800,000,
 subscribed but
 unissued shares       0      80    999,920           0           0  1,000,000

Conversion of $500,000 debt
 to stock-unissued     0      50    499,950           0           0    500,000

Accumulated other
 comprehensive loss    0       0          0           0    (512,997)  (512,997)

Net Operating Loss     0       0          0    (651,224)          0   (651,224)
             ----------- ------- ---------- -----------  ---------- ----------
Bal. 5/31/04  15,723,903   1,702 14,686,363    (651,224)   (512,997)13,523,844

Sale of 1,675,000
 shares Common
 Stock         1,675,000     168  1,899,832           0           0  1,900,000

Accumulated other
 Comprehensive Loss    0       0          0           0  (2,696,183)(2,696,183)

Net Operating Loss     0       0          0 (10,211,316)          0(10,211,316)
             ----------- ------- ---------- -----------  ---------- ----------
Bal. 5/31/05  17,398,903  $1,870 16,586,195$(10,862,540)$(3,209,180)$2,516,345
             =========== ======= ========== ===========  ========== ==========

See accompanying summary of accounting policies and notes to financial statements.


AMERICAN CAPITAL HOLDINGS, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MAY 31, 2005 and 2004

                                                       2005         2004
                                                   ----------   ----------
Cash Flows From Operating Activities
    Cash received from customers                 $      123     $       -
    Cash paid to suppliers of goods
        and services                               (901,277)     (143,268)
    Income Taxes Paid                                     -             -
    Interest Paid                                   (25,712)      (13,691)
    Interest Received                                   826             -
                                              ______________ _____________
        Net Cash Flows Used in
         Operating Activities                      (926,040)     (156,959)
                                              ______________ _____________

Cash Flows From Investing Activities
    Purchase of Equipment                           (25,576)            -
    Deposit Made on Insurance Carrier in Escrow    (250,000)            -
    Sale of Marketable Securities                   871,636             -
    Purchase of Marketable Securities            (1,095,810)            -
    Purchase of Promissory Notes                    (11,906)            -
                                              ______________ _____________
        Net Cash Flows Provided By
         (Used In) Investing Activities            (511,656)            -
                                              ______________ _____________

Cash Flows From Financing Activities
    Proceeds of Loans from Related Company       (1,095,065)      387,658
    Collection of Loan From Related Company       1,384,221        25,793
    Loan to Related Company                               -      (371,062)
    Purchase of Common Stock                      2,154,725      (362,816)
    Loan Proceeds Converted to Common Stock         (50,000)      500,000
    Proceeds from Sale of Stock
                                              ______________ _____________
       Net Cash Flows Provided By
         Financing Activities                     1,815,569       179,573
                                              ______________ _____________

Net Increase in Cash                                377,873        22,614

Cash and Cash Equivalents at
 Beginning of Period, June 1, 2005 and 2004          22,614             0
                                              ______________ _____________
Cash and Cash Equivalents at
End of Period, May 31, 2005 and 2004            $   400,487   $    22,614
                                            ===============  =============


See accompanying summary of accounting policies and notes to financial statements.

AMERICAN CAPITAL HOLDINGS, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MAY 31, 2005 and 2004


                                                       2005         2004
                                              -------------- -------------

Reconciliation of Net Loss to Net Cash Flows Used in Operating Activities


    Net Loss                                  $(12,905,859)  $ (1,164,221)
    Cash was increased by:
        Other Comprehensive Income/Loss          2,696,183        512,997
        (Gain) Loss on Sale of Common Stock      1,860,787        140,000
        Valuation Loss                           7,229,071          6,493
        Amortization                                     -              -
        Depreciation                                10,839          3,952
        Bad Debt adjustment                            820        343,995
        Decrease in Prepaid Expenses                60,510              -
        Increase in Accounts Payable                80,192         27,806
        Increase in Accrued Expenses                41,417          1,706
    Cash was decreased by
        Increase in Prepaid Expenses                     -        (26,577)
        Increase in Security Deposits                    -         (3,110)
                                            _______________  _____________
        Net Cash Flows Used in
         Operating Activities                 $   (926,040)    $ (156,959)
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

NOTE A - DESCRIPTION OF BUSINESS

American Capital Holdings, Inc. (American Capital Holdings) is a Florida Corporation whose primary business consists of insurance and proprietary financial products designed to utilize tax incentives, and mitigate the impact of balance sheet liabilities. The Company's main office is located at 100 Village Square Crossing, Suite 202, Palm Beach Gardens, Florida 33410, and the telephone number is (561) 207-6395.


See accompanying summary of accounting policies and notes to financial statements.


                                      F-7
AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWELVE MONTHS ENDED MAY 31, 2005


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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Investments
Investments are stated at the lower of cost and market value.



AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWELVE MONTHS ENDED MAY 31, 2005

NOTE C -  NOTES RECEIVABLE

Notes Receivable at May 31, 2005 consist of the following:
   8% non-collateralized notes due on demand.
   Interest is payable quarterly.  Included in the balance   2005      2004
   Is $19,935 of accrued interest receivable.             $ 119,935  111,963

   Nine 8% promissory notes purchased from holders of notes
   With Air Media Now, Inc.                                  11,906   26,989

   A 5% non-collateralized surplus note that Cosmopolitan Life Insurance has the right to repay, provided Cosmoplitan has sufficient capital operate as a stipulated premiums life insurance company.
   Included in the balance is $3,125 of accrued interest.  253,125         -
                                                          --------  ----------
       Total Notes Receivable                            $ 384,966 $ 138,952

                                                         ========== ==========
Management has made a determination that the $25,000 note receivable from Solid Imaging, LTD was uncollectible, and has written off the amount due and accrued interest of $27,736.99 as a loss on investment. All of the other notes receivable have been determined to be collectable and therefore, management has not established an allowance for doubtful accounts.

NOTE D - LOANS RECEIVABLE RELATED PARTIES

The loans receivable from related corporate entities are non-collateralized, non-interest bearing and are due on demand.
As of May 31, 2005, eCom, a related party, owed American Capital $71,086. As of November 29, 2004, eCom has been adjudicated as a Chapter 11 Debtor in the involuntary bankruptcy proceedings of the United States Bankruptcy Court - Southern District of Florida (In Re: Case No. 04-34535 BKC-SHF). Pending bankruptcy court approval of eCom's Reorganization Plan, which is expected in due course, there should not be a material affect on the financial condition of American Capital.

The loans due as of May 31, 2005 are as follows:
    eCom eCom.com Inc.          71,086
    AAB National Company        50,517
    A Super Deal.com, Inc.      45,717
    American Environmental,Inc. 43,973
    ProCard Corporation         43,161
    eSecureSoft Company         38,079
    USAS Digital, Inc.          36,287
    Swap and Shop.net Corp.     36,028
    A Classified Ad, Inc.       34,319
    USA Performance Products    33,517
    MyZipSoft, Inc.             11,613
    Other                        1,348
                              ---------
        Total                $ 445,645
                              =========
                                    F-9
AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWELVE MONTHS ENDED MAY 31, 2005

NOTE E - INVESTMENTS

The assets acquired by ACHI from Spaulding, and subsequently acquired by the Company from ACHI, consisted primarily of equity ownership positions in ten developing companies. The companies included: Smart Pill Holding Corp., Brilliant Roadways, Inc., @Visory, LLC., eSmokes, Inc., Efficien, Inc., IS Direct Agency, Inc., Solid Imaging, Ltd., Century Aerospace Corporation, Traffic Engine, Inc. and Metroflex, Inc.

American Capital wrote off its remaining interests in these companies with the exception of IS Direct Agency, Inc., as a charge to Accumulated Comprehensive Loss of $(2,279,500) for the period ending May 31, 2005.

Available-for-Sale Securities:

eCom eCom.com, Inc. is a Florida Corporation and trades on the OTC/PINK:ECEC. The company, which was the former parent of USA SportsNet Company, now American Capital Holdings, Inc., owns 1,437,100 common shares of eCom. The Company's investment amounts to 2.9% of the outstanding shares of eCom. The cost for this investment as of May 31, 2005 was $254,869. On May 31, 2005 the market value based on a closing bid price of 0.05 per share was $81,355. The difference in cost versus market value is recorded as a deficit in Accumulated Other Comprehensive Income of $173,514.

NOTE F - PROPERTY AND EQUIPMENT

Equipment is stated at cost less depreciation. As of May 31, 2005, equipment consisted of computer hardware, software, and office furniture and equipment. Depreciation expense of $10,549 has been recorded for the years ending May 31, 2005 and 2004 respectively.

NOTE G - PREPAID EXPENSES

Prepaid expenses consist principally of amounts paid for auditing work for the Company, along with marketing and research material to be used for investor relations.

NOTE H - INTANGIBLE ASSETS

Intangible assets consist of website and software development costs for IS Direct, and fees related to applications for patents and trademarks.

Air Media Now!, Inc. is a Florida Corporation and trades on the OTC/PINK:AMNW. On February 29, 2004, a stockholder of the Company contributed 53,660,374 shares of Air Media Now!, Inc. to the Company as additional paid in capital. American Capital Holdings, Inc. owns 53,660,374 common shares of Air Media Now!, Inc. which amounts to approximately 90% of the outstanding shares of Air Media Now!, Inc. The cost for this investment as of May 31, 2005 was $3,469,622. On May 31, 2005 the market value based on a closing bid price of .007 per share was $433,956. The difference in cost versus market value is recorded as a deficit in Accumulated Other Comprehensive Income of $(3,035,666). The only asset of Air Media Now!, Inc. is the right to certain intellectual property.
                                      F-10
AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWELVE MONTHS ENDED MAY 31, 2005

NOTE I - OTHER ASSETS

Other assets consist primarily of security deposits on the lease of office facilities.

NOTE J - Loan Payable Related Party

A non-interest bearing, non-collateralized loan payable to a related company in the amount of $29,511 is due on demand.

NOTE K - NOTES PAYABLE

Promissory Notes as of May 31, 2005 consisted of:
                                                    May 31, 2005  May 31, 2004
                                                  -------------- -------------
Four interest bearing, non-collateralized loans.  the
The loans have various maturities throughout 2005.   $ 444,950     $ 494,950
                                                     ----------    ---------
     Total Notes Payable                               444,950       494,950
     Less Current Portion                             (444,950)     (494,950)
                                                     ----------    ---------
     Net Long-term Debt                              $       0     $       0
                                                     ==========    =========
The short-term notes payable mature as follows:
     May 31, 2005                                    $ 444,950     $ 494,950

Two non-interest bearing, non-collateralized loans
 due on demand                                       $ 590,027     $ 340,027
                                                    ----------     ---------
                          Total Notes Payable       $1,034,977     $ 834,977
                                                    ==========     =========

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

NOTE L - WARRANTS

The Company has issued 1,005,000 detachable warrants for each dollar of debt as described in Note K above. Management has determined that the value of the detachable warrants to be $.01 on the date of issuance and have charged paid in capital $10,050 during the period. Each warrant entitles the holder to purchase one (1) share of common stock at $.01. The Company also issued 400,000 warrants to one of the former owners of IS Direct Agency for providing his insurance licensing in all fifty states. The warrants can be exercised for $.01 each. An additional 216,209 warrants were issued in connection with the Spaulding
                                    F-11

AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWELVE MONTHS ENDED MAY 31, 2005

NOTE L - WARRANTS (CONTINUED)

acquisition, one warrant for every ten shares owned. Each unit of Spaulding entitled the owner to one warrant with an exercise price of $6.00 each.

The following is a summary of warrants through:
                                                    May 31, 2005   May 31, 2004

    Outstanding warrants at the beginning of the year  1,621,209             0
    Warrants issued                                            0     1,621,209
    Warrants expired                                      50,000             0
    Warrants exercised                                         0             0
                                                     ------------  ------------
    Warrants outstanding at the end of the year        1,571,209     1,621,209
                                                     ============  ============


NOTE M - COMMITMENTS AND CONTINGENCIES

The Company leases approximately 1,231 square feet office facilities in Palm Beach Gardens, Florida under an operating lease of $3,478 per month which expires on January 31, 2006. ISDA leases approximately 200 square feet of office facilities in Buffalo, NY under a month to month agreement of $425.00 per month.

Future minimum lease payments including sales tax as of May 31, 2005 are:
Fiscal Years ending:

            May 31, 2006                        28,247
                                              --------
            Total Minimum Lease Payments      $ 28,247

Rent expense for the twelve month period ending May 31, 2005 was $39,634.


NOTE N - INCOME TAXES

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception.
The Company's net operating loss carry-forward as of May 31, 2005 totals approximately $10,612,105. These carry-forwards, which will be available to offset future taxable income, and expire beginning in May 31, 2024.

The Company does not believe that the realization of the related net deferred tax asset meets the criteria required by generally accepted accounting principles and, accordingly, the deferred income tax asset arising from such loss carry forward has been fully reserved.

AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWELVE MONTHS ENDED MAY 31, 2005


NOTE N - INCOME TAXES (CONTINUED)

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

The computation of diluted loss per share before extraordinary item for the year ended May 31, 2005 does not include shares from potentially dilutive securities as the assumption of conversion or exercise of these would have an antidilutive effect on loss per share before extraordinary items. In accordance with generally accepted accounting principles, diluted loss per share from extraordinary item is calculated using the same number of potential common shares as used in the computation of loss per share before extraordinary items.

NOTE P - DEFERRED TAX ASSET

Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company's assets and liabilities. Temporary differences, net operating loss carry forwards and valuation allowances comprising the net deferred taxes on the balance sheets is as follows:

AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWELVE MONTHS ENDED MAY 31, 2005

NOTE P - DEFERRED TAX ASSET (CONTINUED)

                                             May 31, 2005   May 31, 2004
                                            ------------- --------------
         Loss carry forward for tax purposes$(10,612,105) $    495,075
                                            ============= =============
         Deferred tax asset (34%)              3,608,116      168,326

         Valuation allowance                  (3,608,116)    (168,326)
                                           -------------   -------------
         Net deferred tax asset                        -            -
                                          ==============  ==============
No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carry-forward as of May 31, 2005 was approximately $3,608,116. These carry-forwards, which will be available to offset future taxable income, will expire through the year 2024.

The Company does not believe that the realization of the related net deferred tax asset meets the criteria required by generally accepted accounting principles and, accordingly, the deferred income tax asset arising from such loss carry forward has been fully reserved.

NOTE Q - RELATED PARTY TRANSACTIONS

The Company has receivables due from nine related entities. eCom eCom.com, Inc. owes $71,086 for services paid to the Company's transfer agent and accountant. Freedom 4 Wireless, Inc. owed the Company $670,199 for working capital and inventory purchased by ACHI, and for contributions made between March 2004 and June 2004. On February 1, 2005, this investment was converted into 47,457,356 shares of MyZipSoft, Inc. common stock. Additional advances were made after February 1, 2005, resulting in a balance due from MyZipSoft of $11,613. Additional advances to support operations were made into each of the following eight spin-offs of eCom; A Super Deal.com, Inc, Swap and Shop.net Corp, A Classified Ad, Inc, AAB National Company, Pro Card Corporation, USAS Digital Inc, USA Performance Products, and eSecureSoft Company. These related party transactions totaled $445,645 on May 31, 2005. The Company has received loans from various Officers and Directors. As of May 31, 2005, the company owes $155,243 to Barney Richmond and $20,418 to Richard Turner.

AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWELVE MONTHS ENDED MAY 31, 2005

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

The FASB also issued SFAS No. 144, Accounting for the Impairment or
Disposal of Long-Lived Assets and is effective for financial statements issued for fiscal years beginning January 1, 2002. This statement addresses financial accounting and reporting for the impairment or the disposal of long-lived asset. An impairment loss is recognized if the carrying amount of a long-lived group exceeds the sum of the undiscounted cash flow expected to result from the use and eventual disposition of the asset group. Long-lived assets should be tested at least annually or whenever changes in circumstances indicate that its carrying amount may not be recoverable. This statement does not apply to goodwill and intangible assets that are not amortized.
The Company adapted SFAS No. 144 in the first quarter of 2002, and there was no impact on the Company's operating results or financial position.

In April 2002, the FASB issued SFAS No. 145, "Rescission of the FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS No. 145"). SFAS No. 145 eliminates the requirement to classify gains and losses from the extinguishment of indebtedness as extraordinary, requires certain lease modifications to be treated the same as a sale-leaseback transaction, and makes other non-substantive technical corrections to existing pronouncements. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. SFAS No. 145 was adopted on June 1, 2003 and did not have a material effect on the Company's financial position or results of operations.

The FASB issued SFAS No. 150, "Accounting for Certain Financial
Instruments with Characteristics of both Liabilities and Equity" and is effective for financial instruments entered into after May 31, 2003. This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability because that financial instrument embodies an obligation of the issuer. The Company has adopted SFAS No. 150, and there has been no impact on the Company's operating results or financial position.

AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWELVE MONTHS ENDED MAY 31, 2005

NOTE R - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

There were no changes in the Company's internal controls over financial reporting during the year ended May 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
















                                     35

AMERICAN CAPITAL HOLDINGS, INC.

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

Name                     Age                Positions Held
-------------------------------------------------------------------------
Barney A. Richmond        53                Chairman/President/Secretary
                                                   Director

Richard C. Turner         45                 Treasurer/Chief Financial
Officer/Director

Matthew Salmon            47                 Director

Barry M. Goldwater, Jr.   63                 Director

Douglas Sizemore          74                 Director

Norman E. Taplin          55                 Director

Michael Camilleri         52                 Director























                                     36

AMERICAN CAPITAL HOLDINGS, INC.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS. (CONTINUED)

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

Richard C. Turner has been Treasurer and Chief Financial Officer of the Company since June 2001, and became a Director of the Company in February 2004. From September 1990, until he joined the Company in June 2001, Mr. Turner was employed as an accountant by Glenn G. Schanel, CPA, where he was responsible for corporate and individual tax returns, business write-up services, and business consulting services, including computer and database management. Prior to 1990, Mr. Turner was Vice President of Finance at First American Bank, Lake Worth, Florida, where he was responsible for the bank's financial reporting, budgeting and cost accounting. Mr. Turner served as CFO of eCom eCom.com, Inc. until December 26, 2004.

Michael Camilleri has been a Director of the Company since November 2004, and holds a number of positions within the insurance industry. He is a principal of Preferred Insurance Capital Consultants, LLC. Preferred specializes in actuarial, litigation support and insurance management consulting services. Mr. Camilleri serves as a director and General Counsel of First Commercial Insurance Company, and as a director and officer of various insurance related affiliates of First Commercial. Mr. Camilleri is also President of Newport Star Reinsurance Company, Inc.; a director and Vice President of CEIB Marketing Group, LLC; President, Treasurer and Vice President of Spoleto Holdings, LLC; and Manager of Power One Real Estate Investments, LLC. Within the last five years, Mr. Camilleri has also served as Secretary of Accident Insurance Company, Inc., President and CEO of AmTrust Insurance Company, and Senior Vice President of Insurance Services Offices, Inc. From 1996 to 1999, he was President of Insurance Data Resources, Inc. (IDR) and IDR Statistical Services, Inc. (IDRSS), national workers compensation rating organizations. Prior to joining IDR in 1996, Mr. Camilleri was a senior partner and head of the insurance regulatory and health practices for Adorno & Zeder, P.A. From 1978 to 1991 he was with the National Council on Compensation Insurance, Inc. (NCCI), where he served as Senior Vice President and General Counsel. At NCCI, Mr. Camilleri directed the Legal, National Affairs, Public Affairs and Residual Markets division. During his career with NCCI, he managed countrywide workers compensation assigned risk plans and reinsurance pools, established a prototype National Affairs Department, managed all internal and external affairs, provided oversight on multi state and federal issues including testimony before U.S. Congress, and served as Secretary to the Board of Directors. Mr. Camilleri is the author of texts and articles on workers compensation and health care and is a frequent speaker on workers compensation and health related issues at national conferences.
                                    37

AMERICAN CAPITAL HOLDINGS, INC.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS.   (CONTINUED)

Barry M. Goldwater, Jr., has been a Director of the Company since November 2004. Mr. Goldwater is President of B2 Solutions, which represents client companies before Congress and various branches of the United States Government, as well as the California and Arizona state legislatures . Prior to joining B2 Solutions, Mr. Goldwater served as a General Partner for 13 equipment leasing partnerships. Mr. Goldwater's background includes 14 years as a United States Congressman and 8 years as a Series 7 Registered Representative in the securities brokerage industry and a member of the New York Stock Exchange.
While in Congress, Mr. Goldwater served on committees that had jurisdiction over Energy, Aviation, Space, Defense and Public Works. Mr. Goldwater served on the Joint Committee on Energy, which responded to the oil crisis in 1974.

Matthew Salmon has been a Director of the Company since January 2004. Since November 2000, Mr. Salmon has been President of his own company, Upstream Consulting. As a Public Affairs Consultant and because of favorable contacts which he has kept current with local and state government officials, Members of Congress, and the White House Administration he is able to assist businesses and government agencies with their strategies and helps them solve problems and find favorable solutions for all involved. Mr. Salmon was elected to the U.S. House of Representatives in November 1994 to represent Arizona's First Congressional District. He served three terms, and chose not to seek re-election in the year 2000, fulfilling a campaign promise he made to Arizona's voters in 1994.

Mr. Salmon served on the International Relations Committee, and its subcommittees in Asia and in the Pacific, and International Operations and Human Rights. Salmon also served on the Helsinki Commission and was Chairman and a founding member of the House Renewable Energy Caucus. He also served on the Education and the Workforce Committee. Mr. Salmon maintained an active legislative agenda throughout his time in Congress, and played a prominent role on issues related to foreign affairs, crime, education, energy and taxes, among others.

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

AMERICAN CAPITAL HOLDINGS, INC.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

As of May 31, 2005, there were a total of 15,723,903 shares of the Company's stock outstanding. In addition, as of May 31, 2005, there were 2,980,000 shares of common stock subscribed for, but not yet issued, pursuant to the conversion of certain convertible notes previously issued by the Company and subscription agreements. In addition, the Company has issued warrants to purchase an additional 1,931,209 shares of common stock, and has committed to issue another 4,500,000 warrants to purchase common stock. The table below shows the number of shares of common stock held as of May 31, 2005, by (a) each director and executive officer of the Company, (b) the directors and executive officers of the Company as a group, and (c) each person known by us to be the beneficial owner of more than 5% of the Company's outstanding stock. All percentages assume the shares currently subscribed for are issued and assumes all of the warrants are issued and exercised.

AMERICAN CAPITAL HOLDINGS, INC.
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. (CONTINUED)


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

(1) Represent warrants to purchase common stock which the Company has committed to issue.
(2) All shares are held by the David W. Pong Revocable Trust. Includes 380,000 shares currently owned, 810,000 shares to be issued pursuant to the conversion of convertible notes held by the Trust, and warrants to purchase an additional 810,000 shares.

AMERICAN CAPITAL HOLDINGS, INC.

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

On February 29, 2004 the Company received intellectual property rights when t acquired 53,910,922 common shares of Air Media Now, Inc. from ACHI, a related company. The fair value of the publicly traded shares of Air Media Now, Inc. at date of receipt was $3,469,622. On May 31, 2005 the market value based on a closing bid price of .01 per share was $619,937. The difference in cost versus market value is recorded as a deficit in Accumulated Other Comprehensive Income of $2,849,685. The only asset of Air Media Now, Inc. is the right to certain intellectual property.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

Exhibit No.       Description

 3.1  Amended Articles of Incorporation dated November 15, 2004
      (incorporated by reference to the Company's Form 10-SB/A filed January 11, 2005)

 3.2 Bylaws of the Company (incorporated by reference to the Company's Form 10-SB filed May 24, 2004)

 31.1 Certification of principal executive officer

 31.2 Certification of principal financial officer

 32   Section 1350 Certification

 99.1 Press Release from eCom eCom.com announcing spin off plan

 99.2 Court Orders from Involuntary Bankruptcy Petition of eComeCom.com, Inc.


(b) Reports on Form 8-K

The Company filed no reports on Form 8-K during the period covered by this Report.

AMERICAN CAPITAL HOLDINGS, INC.



ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees.

The aggregate fees billed to the Company for professional services rendered for the audit of the Company's annual financial statements, review of the Company's quarterly financial statements, and other services normally provided in connection with statutory and regulatory filings or engagements was $23,625 for the fiscal year ended May 31, 2004, and $54,995 for the fiscal year ended May 31, 2005.


Other Fees.

Other fees billed to the Company by accountants for consultation services, research and client assistance totaled $0 for the fiscal year ended May 31, 2004, and $0 for the fiscal year ended May 31, 2005.



SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Capital Holdings, Inc.
(Registrant)

By   /s/ Barney A. Richmond
     ----------------------
     Barney A. Richmond, Principal Executive Officer

Date  August 26, 2005

     -----------------

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By   /s/ Barney A. Richmond
     ----------------------
   Barney A. Richmond, Principal Executive Officer

Date  August 26, 2005

     -----------------

AMERICAN CAPITAL HOLDINGS, INC.



By   /s/ Richard C. Turner
     ---------------------
     Richard C. Turner, Chief Financial Officer and Director

Date  August 26, 2005

     -----------------


By   /s/ Michael Camilleri
     ---------------------
   Michael Camilleri, Director

Date  August 26, 2005

     -----------------

By   /s/ Norman E. Taplin
     --------------------
     Norman E. Taplin, Director

Date   August 26, 2005

     ------------------





























AMERICAN CAPITAL HOLDINGS, INC.

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

Date: August 26, 2005

/s/ Barney A. Richmond
Barney A. Richmond, Principal Executive Officer

AMERICAN CAPITAL HOLDINGS, INC.

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

Date: August 26, 2005

/s/ Richard C. Turner
Richard C. Turner, Chief Financial Officer


AMERICAN CAPITAL HOLDINGS, INC.


Exhibit 32
In connection with the Annual Report of American Capital Holdings, Inc. (the "Company") on Form 10-KSB for the period ending May 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Barney A. Richmond, President of the Company, and Richard C. Turner, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

        (1) the Report fully complies with the requirements of Section 13(a) or
        15(d) of the Securities Exchange Act of 1934; and

        (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


______/s/ Barney A. Richmond _____________
Barney A. Richmond, Principal Executive Officer
August 26, 2005


______/s/ Richard C. Turner__________
Richard C. Turner, Chief Financial Officer
August 26, 2005