Form 10KSB/A
period 2004-05-31
AMERICAN CAPITAL HOLDINGS INC
filed 2005-09-15
CIK 1288012

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              AMENDMENT NO.2 TO
                                FORM 10-KSB


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

                                                                    PAGE NO.
PART I


ITEM 1    DESCRIPTION OF BUSINESS . . . . . . . . . . . . . . . . . . . . 4

ITEM 2    DESCRIPTION OF PROPERTY. . . . . . . . . . . . . . . . . . . . 11

ITEM 3    LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . 11

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . . 12

ITEM 5    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS . . . 12

ITEM 6    MANAGEMENT'S PLAN OF OPERATION . . . . . . . . . . . . . . . . 13

PART II   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA . . . . . . . . . F-1

PART III

ITEM 7   DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS. . . . . . . 36

ITEM 8   EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . . . 39

ITEM 9   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT 39

ITEM 10  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . . . 40

ITEM 11  EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . 40

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

                                    6
AMERICAN CAPITAL HOLDINGS, INC.

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

The risks described below set forth what we believe to be the most material risks associated with the purchase of our common stock. Before you invest in our common stock, you should carefully consider these risk factors, as well as the other information contained in this prospectus.
                              7
AMERICAN CAPITAL HOLDINGS, INC.


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

WE WILL FACE INTENSE COMPETITION. We are and will continue to be only one participant among many in the business of selling life insurance backed financial products. Although we have applied for a patent on our product addressing Statement 45, we will face competition from companies who may offer a similar product that have greater financial resources, broader arrays of products, higher ratings and stronger financial performance, which may impair our ability to retain existing customers, attract new customers and maintain our profitability and financial strength. We operate in a highly competitive industry. Many of our competitors are substantially larger and enjoy substantially greater financial resources, broader and more diversified product lines and more widespread agency relationships. Our products can be expected to face competition with products sold by other insurance companies, financial intermediaries and other institutions based on a number of factors, including premium rates, policy terms and conditions, service provided to distribution channels and policyholders, ratings by rating agencies, reputation and commission structures.

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

NO PUBLIC MARKET CURRENTLY EXISTS. Although we intend to apply for listing of our Common Stock on the American Stock Exchange, there is currently no public market for the Company's common stock. There can be no assurance, however, that a market will in fact develop, or that a shareholder ever will be able to
                                    8
AMERICAN CAPITAL HOLDINGS, INC.

sell his shares without considerable delay. If a market should develop, the price may be highly volatile. Factors such as those discussed in this "Risk Factors" section may have a significant impact upon the market price of the Company's stock.


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

State insurance regulators and the National Association of Insurance Commissioners, or NAIC, continually re-examine existing laws and regulations, and may impose changes in the future. Our current and intended life subsidiaries are subject to the NAIC's risk-based capital requirements which are intended to be used by insurance regulators as an early warning tool to identify deteriorating or weakly capitalized insurance companies for the purpose of initiating regulatory action. Our current and intended life subsidiaries also may be required, under solvency or guaranty laws of most states in which they do business, to pay assessments up to certain prescribed limits to fund policyholder losses or liabilities of insolvent insurance companies. In addition, federal legislation and administrative policies in several areas, including pension regulation, age and sex discrimination, financial services regulation, securities regulation and federal taxation, can
                                    9
AMERICAN CAPITAL HOLDINGS, INC.

significantly affect the insurance business. As increased scrutiny has been placed upon the insurance regulatory framework, a number of state legislatures have considered or enacted legislative proposals that alter, and in many cases increase, state authority to regulate insurance companies and holding company systems. The regulatory framework at the state and federal level applicable to our insurance products is continuously evolving. The changing regulatory framework could affect the design of such products and our ability to sell certain products. Any changes in these laws and regulations could materially and adversely affect our business, financial condition and results of operations.

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



                                    10
AMERICAN CAPITAL HOLDINGS, INC.

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

On June 3, 2005, eCom, through a $100,000 Debtor In Possession Financing Agreement with American Capital Holdings, Inc., entered into an engagement agreement to retain the legal services of Kluger, Peretz, Kaplan & Berlin to represent eCom in its aforementioned reorganization plans. Both of the financing and legal representation agreements were ordered by the Bankruptcy Court at a hearing which took place June 6, 2005.


                                    11

AMERICAN CAPITAL HOLDINGS, INC.
ITEM 3. LEGAL PROCEEDINGS (CONTINUED)

On June 6, 2005, a second bankruptcy status conference was held in front of the Honorable Judge Steven Friedman. Two (2) motions were heard with resulting court approval. One was an Court Order for eCom to retain the legal services of Kluger, Peretz, Kaplin & Berlin P.L. The second Court Order was the approval of Barney A. Richmond as the new Chief Executive Officer of eCom eCom.com, Inc.
Mr. Richmond has significant experience in corporate and bankruptcy reorganizations. Judge Friedman's court order included instructions for Mr. Richmond and Kluger Peretz to commence with the preparation a viable plan of reorganization for eCom eCom.com, Inc. and all of the spinoff companies of eCom. This process is significantly underway, and includes the completion of the May 31, 2005 audits and Form 10-K filings, and preparation of the Form 10-SBs for the spinoff companies. Section 1145 of the United States Bankruptcy Code provides certain exemptions from the securities registration requirements of federal and state securities laws with respect to equity securities issued for allowed claims under a qualified reorganization plan. The Debtor and spinoff companies plan to implement a plan of reorganization and utilize this exemption, which was discussed during the aforementioned June 6, 2005 Court Hearing.

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


                                     12

AMERICAN CAPITAL HOLDINGS, INC.
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS (CONTINUED)

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

         ETIPS(tm) -- Energy Tax Incentive Preferred Securities

         ETICS(tm) -- Equipment Tax Incentive Convertible Securities

         GPACS(tm) -- Guaranteed Pension Accounting Contract Solutions

         GPACS(tm) -- Government Pension Accounting Contract Solutions


We intend to use the insurance products of our subsidiaries as part of a plan to reduce currently unfunded government and private sector pension plan liability, addressing the needs of governmental and private sector businesses regarding unfunded pension liabilities and other post-employment benefit ("OPEB") liabilities. By purchasing whole and term life insurance products for a pool of employees, of which the employer is beneficiary, and utilizing the tax benefits of mandatory participation in a tax-qualified retirement plan, an employer can realize numerous financial benefits, as described in greater
                                    13
AMERICAN CAPITAL HOLDINGS, INC.
ITEM 6. MANAGEMENT'S PLAN OF OPERATION. (CONTINUED)

detail below. We intend to collect premiums and commissions on the insurance products sold as a part of the structuring, and also collect a consulting fee for the product itself. Until our pending acquisition of Universe Life is complete, and it is capitalized sufficiently to obtain the insurance licenses needed to underwrite our products, we will use the services of third-party insurance carriers in connection with any sales of our products.

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


IS Direct Agency, Inc.

American Capital Holdings, Inc. purchased IS Direct Agency ("IS Direct") for 800,000 shares of the common stock of American Capital Holdings. The acquisition was completed May 20, 2004. Included in this acquisition are the assets listed below:
                                    14
AMERICAN CAPITAL HOLDINGS, INC.
ITEM 6. MANAGEMENT'S PLAN OF OPERATION. (CONTINUED)

IS Direct Term Quick Website           IS Direct Agency Name
Insurance Licenses                     Software
Business Process Methods               Trademarks
Customers                              Prospective Customers
Vendor Relationships                   Insurance Carrier Relationships
Broker Relationships

IS Direct is an insurance agency which currently sells primarily term and whole life insurance products. However, upon the completion of our proposed acquisition of Universe Life, a life, health, and annuities carrier, the scope of products available for sale by IS Direct is expected to broaden. In addition to placing the insurance components of our financial products, IS Direct will also sell term life products, annuities, and other traditional insurance products. IS Direct Agency will not be involved in the sale of any financial products that are, or involve the sale of, securities We expect most of the insurance products sold by IS Direct will eventually be underwritten by Universe Life.


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

Cosmopolitan Life

On October 30, 2004, we entered into an agreement to purchase one-hundred (100%) percent of the voting shares of Cosmopolitan Life for $500,000 and a surplus note in the amount of $250,000. We expected to close our acquisition of Cosmopolitan Life by August 2005, upon regulatory approval by the Arkansas Department of Insurance, but have retracted our Form A submission and terminated our acquisition agreement due to the outcome of our due diligence investigation.



                                    15
AMERICAN CAPITAL HOLDINGS, INC.
ITEM 6. MANAGEMENT'S PLAN OF OPERATION. (CONTINUED)

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

GPACS was created in response to the General Accounting Standards Board ("GASB") Statement 45, which generally requires state and local governmental employers to account for and report the annual cost of OPEB and the outstanding obligations and commitments related to OPEB in essentially the same manner as currently required pension obligations. Annual OPEB costs for most employers will be based on actuarially determined amounts that, if paid on an ongoing basis, generally would provide sufficient resources to pay benefits as they come due. The provisions of Statement 45 do not require governments to fund their OPEB plans. An employer may establish its OPEB liability at zero as of the beginning of the
                                    16
AMERICAN CAPITAL HOLDINGS, INC.
ITEM 6. MANAGEMENT'S PLAN OF OPERATION. (CONTINUED)

initial year of implementation. However, the unfunded actuarial liability is required to be amortized over future periods. Statement 45 is effective for periods beginning after December 15, 2006, 2007, or 2008, depending on the size of the government entity based on annual revenues used for GASB 34 implementation requirements.

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

Our GPICS(TM), ETIPS(TM), and ETICS(TM) products are each investment structures designed to maximize the benefit of energy and equipment tax incentives, in order to facilitate investment in energy related and other business enterprises. An essential feature of these products is a guarantee of the principal invested, as a result of building an insurance policy into the structure of the investment.























                                    17
PART II

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



/s/Wieseneck, Andres & Company, P.A.

North Palm Beach, Florida
November 10, 2004



AMERICAN CAPITAL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEET
MAY 31, 2004

   ASSETS
       Current Assets
            Cash and Cash Equivalents                  $      22,614
            Notes Receivable                                 138,952
            Loans Receivable Related Parties (net)            27,067
            Prepaid Expenses                                  87,197
                                                          ------------
                Total Current Assets                         275,830
                                                         ------------

       Property and Equipment, net                            43,472
                                                         ------------

       Other Assets
            Marketable Securities                          5,896,196
            Intangible Assets, net                            27,649
            Goodwill                                       8,209,071
            Security Deposit                                   3,110
                                                        ------------
                Total Other Assets                        14,136,026
                                                         ------------
   TOTAL ASSETS                                        $  14,455,329
                                                         ============
   LIABILITIES & STOCKHOLDERS' EQUITY
     Liabilities
            Current Liabilities
               Accounts Payable                        $      27,806
               Accrued Expenses                               11,021
               Loan Payable Related Party                     57,681
               Current Portion of Notes
                   and Loans Payable                         834,977
                                                         ------------
               Total Current Liabilities                     931,485
                                                         ------------
        Total Liabilities                                    931,485
                                                         ------------
        Stockholders' Equity
            Common Stock $.0001 par value, 100 million
             shares authorized, 15,723,903 shares issued
             and outstanding, 1,300,000 shares unissued        1,702
            Paid-in-Capital                               14,686,363
            Accumulated Deficit                             (651,224)
            Accumulated Comprehensive Loss                  (512,997)
                                                         ------------
     Total Stockholders' Equity                           13,523,844

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY               $  14,455,329
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


NOTE D - LOANS RECEIVABLE RELATED PARTIES

The three loans receivable from related corporate entities are non-collateralized, non-interest bearing and are due on demand. As of May 31, 2004, eCom, a related party, owed American Capital $27,067. As of November 29, 2004, eCom has been adjudicated as a Chapter 11 Debtor in the involuntary bankruptcy proceedings of the United States Bankruptcy Court - Southern District of Florida (In Re: Case No. 04-34535 BKC-SHF). Pending bankruptcy court approval of eCom's Reorganization Plan, which is expected in due course, there should not be a material affect on the financial condition of American Capital.

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

American Capital wrote off the above-referenced investments as a charge to Accumulated Comprehensive Loss of $(2,279,500) for the period ending May 31, 2005.

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

NOTE E - INVESTMENTS (CONTINUED)

On February 29, 2004, American Capital Holdings, Inc. purchased certain assets
from ACHI, Inc.   One of the assets that ACHI, Inc. owned, and that was
acquired by American Capital Holdings, Inc., was 53,910,922 common shares of Air Media Now, Inc. The only assets recorded on the books of Air Media Now, Inc. at date of acquisition were the rights to use certain Intellectual Property that had been developed by the company plus 500,000 common shares of eCom eCom.com, Inc. Management has since determined that this Intellectual Property has no market value, and has changed their method of accounting from Purchase Method to Equity Method of Accounting, since there is a quoted market value for the stock. American Capital Holdings, Inc. owns approximately 90% of the outstanding common shares of Air Media Now, Inc. and, therefore, consolidated the assets and operations of Air Media Now, Inc. at May 31, 2004. Management determined that the fair value of the common stock of Air Media Now, Inc., which is traded on the pink sheets, was $2,933,019 ($.05 x 53,910,922 shares) at May 31, 2004 and, therefore, recognized the ownership of this common stock as a marketable security and available for sale. The loss in value of $(536,604) Air Media Now stock is recognized as a comprehensive loss in the current period and as an Accumulated Comprehensive Loss in stockholders' equity.

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

Name                        Age                       Positions Held
-----                     ------                    --------------------
Barney A. Richmond          53                   Chairman/President/Secretary
                                                 Director

Richard C. Turner           45                   Treasurer/Chief Financial
                                                 Officer/Director

Matthew Salmon               46                   Director

Barry M. Goldwater, Jr.     66                   Director

Douglas Sizemore            74                   Director

Norman E. Taplin            54                   Director

Michael Camilleri           51                   Director


                                     36


AMERICAN CAPITAL HOLDINGS, INC.
ITEM 7. DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS (CONTINUED)

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

Michael Camilleri has been a Director of the Company since November 2004, and holds a number of positions within the insurance industry. He is a principal of Preferred Insurance Capital Consultants, LLC. Preferred specializes in actuarial, litigation support and insurance management consulting services. Mr. Camilleri serves as a director and General Counsel of First Commercial
Insurance Company, and as a director and officer of various insurance related affiliates of First Commercial. Mr. Camilleri is also President of Newport
Star Reinsurance Company, Inc.; a director and Vice President of CEIB Marketing Group, LLC; President, Treasurer and Vice President of Spoleto Holdings, LLC; and Manager of Power One Real Estate Investments, LLC. Within the last five years, Mr. Camilleri has also served as Secretary of Accident Insurance
Company, Inc., President and CEO of AmTrust Insurance Company, and Senior Vice President of Insurance Services Offices, Inc.. From 1996 to 1999, he was President of Insurance Data Resources, Inc. (IDR) and IDR Statistical Services, Inc. (IDRSS), national workers compensation rating organizations. Prior to joining IDR in 1996, Mr. Camilleri was a senior partner and head of the insurance regulatory and health practices for Adorno & Zeder, P.A. >From 1978 to 1991 he was with the National Council on Compensation Insurance, Inc. (NCCI), where he served as Senior Vice President and General Counsel. At NCCI, Mr. Camilleri directed the Legal, National Affairs, Public Affairs and Residual Markets division. During his career with NCCI, he managed countrywide workers compensation assigned risk plans and reinsurance pools, established a prototype National Affairs Department, managed all internal and external affairs, provided oversight on multi state and federal issues including testimony before U.S. Congress, and served as Secretary to the Board of Directors. Mr. Camilleri is the author of texts and articles on workers compensation and health care and is a frequent speaker on workers compensation and health related issues at national conferences.

                                    37
AMERICAN CAPITAL HOLDINGS, INC.
ITEM 7. DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS (CONTINUED)

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

Douglas Sizemore has been a Director of the Company since November 2004. Mr. Sizemore has been President of Accident Insurance Company, Inc., since 2003, and has also been a self-employed insurance consultant since 2000. >From 1995 to 2000, Mr. Sizemore was Commissioner of Insurance for the State of Tennessee. Prior to his position as Commissioner of Insurance, Mr. Sizemore was President of Johnston City Insurance Agency, Inc., dating back to 1959.

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





                                   38





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

                                    39
(CONTINUED)

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




                                    40


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

By   /s/ Barney A. Richmond
     ----------------------
 Principal Executive Officer

Date  April 28, 2005
      -----------------

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By   /s/ Barney A. Richmond
     ----------------------
 Principal Executive Officer

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

Date: April 28, 2005

 /s/ Barney A. Richmond
--------------------------
   Barney A. Richmond
 Principal Executive Officer

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


      /s/    Barney A. Richmond
      ---------------------------
      Barney A. Richmond
   Principal Executive Officer

   Date: April 28, 2005


      /s/     Richard C. Turner
      --------------------------
      Richard C. Turner
      Chief Financial Officer
   Date: April 28, 2005