Form 10QSB/A
period 2004-08-31
AMERICAN CAPITAL HOLDINGS INC
filed 2005-09-15
CIK 1288012

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                             Amendment No. 2 to
                                Form 10-QSB
           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

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

ITEM 4 Submission Of Matters to a Vote Of Security Holders. . . . . . 30

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

NOTE D - LOANS RECEIVABLE RELATED PARTIES

The three loans receivable from related corporate entities are non-collateralized, non-interest bearing and are due on demand. As of August 31, 2004, eCom, a related party, owed American Capital $65,016. As of November 29, 2004, eCom has been adjudicated as a Chapter 11 Debtor in the involuntary bankruptcy proceedings of the United States Bankruptcy Court - Southern District of Florida (In Re: Case No. 04-34535 BKC-SHF). Pending bankruptcy court approval of eCom's Reorganization Plan, which is expected in due course, there should not be a material affect on the financial condition of American Capital.

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

On February 29, 2004, American Capital Holdings, Inc. purchased certain assets from ACHI, Inc. One of the assets that ACHI, Inc. owned, and that was acquired by American Capital Holdings, Inc., was 53,910,922 common shares of Air Media Now, Inc. The only assets recorded on the books of Air Media Now, Inc. at date of acquisition were the rights to use certain Intellectual Property that had been developed by the company plus 500,000 common shares of eCom eCom.com, Inc. Management has since determined that the intangible assets have no market value, and has changed their method of accounting from Purchase Method to Equity Method of Accounting, since there is a quoted market value for the stock. American Capital Holdings, Inc. owns approximately 90% of the outstanding common shares of Air Media Now, Inc. Management determined that the fair value of the common stock of Air Media Now, Inc., which is traded on the pink sheets, was $1,859,811 ($.03 x 53,910,922 shares) at August 31, 2004 and, therefore, recognized the ownership of this common stock as a marketable security and available for sale. The loss in value of $(1,609,811) Air Media Now stock is recognized as a comprehensive loss in the current period and as an Accumulated Comprehensive Loss in stockholders' equity.


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


NOTE R - EXPLANATION OF RESTATEMENT OF FINANCIAL STATEMENT

The company restated the financial statement for the period ending August 31, 2004. The company reclassified marketable securities from current assets to other assets. There is no net change in assets or liabilites.




























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


                                     21





AMERICAN CAPITAL HOLDINGS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)


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


                                     22

AMERICAN CAPITAL HOLDINGS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)


Business Strategy

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


                                    23
AMERICAN CAPITAL HOLDINGS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

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

Our plan of operation includes the underwriting of the insurance aspects of our products through our subsidiaries. Pending approvals of our above described proposed acquisition of Universe Life, we will use third party insurance carriers. However, upon completing the acquisition, which is expected in due course, we will retain as much premium and commission money as possible within our subsidiaries. We expect to be able to support operating expenses with operating revenues beginning in 2006.
BSIDIARIES

IS Direct Agency, Inc.

IS Direct Agency, Inc. ("ISDA") was incorporated in the State of Florida on May 20, 2004. On May 21, 2004 ISDA acquired the assets of IS Direct Agency, Inc., a New York Corporation. On May 21, 2004 an asset purchase agreement was executed between American Capital Holdings and ISDA. ISDA is currently licensed in 43 states, but expects to obtain the necessary licenses to operate nationally. Chris Dillon, President of IS Direct, is licensed as an independent agent in 49 states, and in the District of Columbia. In addition to term life, annuities, and other traditional insurance products, IS Direct will offer placement for the insurance components of our proprietary products. We anticipate most of the insurance products sold by ISDA to be underwritten by Universe. We also intend to sell the products of other licensed insurance carriers through ISDA.
Although ISDA currently sells primarily term insurance products, the acquisition of Universe is expected to broaden the scope of its offerings.IS Direct Agency will not be involved in the sale of any financial products that are, or involve the sale of, securities

Universe Life Insurance Company

Universe is a wholly-owned subsidiary of The Company, pending change-of-control approval by the Insurance Commission of the State of Idaho. Universe is a life, health, and annuities insurance carrier currently licensed in 43 states. Universe is in the process of obtaining licenses to operate in the remaining 7 states. We expect Universe to be domiciled in the state of South Carolina, with principle offices in Charleston.
                                    24
AMERICAN CAPITAL HOLDINGS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

Cosmopolitan Life Insurance Company

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

Our GPACS(TM) products, which refers to both the Guaranteed Pension Accounting Contract Solutions product and the Government Pension Accounting Contract Solutions product, relate to a business method of adjusting the balance sheet of a business or governmental organization, and particularly to a system for organizing the unfunded obligations of the organization so that the liability on the balance sheet becomes offset by an asset. The product also provides a systematic investing capability to enhance the profitability of the organization and the improved treatment of tax obligations.
                                    25
AMERICAN CAPITAL HOLDINGS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

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


Government Regulation

Life insurance companies are subject to regulation and supervision by the states in which they transact business. State insurance laws establish supervisory agencies with broad regulatory authority, including the power to:

* grant and revoke licenses to transact business
* regulate and supervise trade practices and market conduct
* establish guaranty associations
* license agents
* approve policy forms
* approve premium rates for some lines of business
                                    26
AMERICAN CAPITAL HOLDINGS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

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

Most states have enacted legislation or adopted administrative regulations affecting the acquisition of control of insurance companies as well as transactions between insurance companies and persons controlling them. The nature and extent of such legislation and regulations currently in effect vary from state to state. However, most states require administrative approval of the direct or indirect acquisition of 10% or more of the outstanding voting securities of an insurance company incorporated in the state. The acquisition of 10% of such securities is generally deemed to be the acquisition of "control" for the purpose of the holding company statutes and requires not only the filing of detailed information concerning the acquiring parties and the plan of acquisition, but also administrative approval prior to the acquisition. In many states, the insurance authority may find that "control" in fact does not exist in circumstances in which a person owns or controls more than 10% of the voting securities.

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

State insurance regulators and the NAIC are continually reexamining existing laws and regulations and developing new legislation for the passage by state legislatures and new regulations for adoption by insurance authorities. Proposed laws and regulations or those still under development pertain to insurer solvency and market conduct and in recent years have focused on:

* insurance company investments
* risk-based capital ("RBC") guidelines, which consist of regulatory targeted surplus levels based on the relationship of statutory capital and surplus, with prescribed adjustments, to the sum of stated percentages of each element of a specified list of company risk exposures
* the implementation of non-statutory guidelines and the circumstances under which dividends may be paid
                                    27
AMERICAN CAPITAL HOLDINGS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

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


                                  28

AMERICAN CAPITAL HOLDINGS, INC.
ITEM 3. CONTROLS AND PROCEDURES

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

On May 16, 2005, eCom and its creditors attended the first status conference in the United States Bankruptcy Court - Southern District of Florida (In Re: Case No. 04-34535 BKC-SHF) in front of the Honorable Judge Steven Friedman.
An order was granted to the petitioning creditors adjudicating eCom as a debtor under Chapter 11, Title 11 of the United States Bankruptcy Code. The Order included specific instructions for eCom to retain bankruptcy counsel by June 4, 2005.
                                     29









AMERICAN CAPITAL HOLDINGS, INC.
ITEM 1. LEGAL PROCEEDINGS (CONTINUED)

On June 3, 2005, eCom, through a $100,000 Debtor In Possession Financing Agreement with American Capital Holdings, Inc., entered into an engagement agreement to retain the legal services of Kluger, Peretz, Kaplan & Berlin to represent the Company in its aforementioned reorganization plans. Both of the financing and legal representation agreements were ordered by the Bankruptcy Court at a hearing which took place June 6, 2005.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
        None
                                    30
AMERICAN CAPITAL HOLDINGS, INC.

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



















                                    31

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunder duly authorized.

April 28, 2005                   By:  /s/   Barney A. Richmond
                                          Barney A. Richmond,
                                      Principal Executive Officer

April 28, 2005                   By:  /s/   Richard C. Turner
                                          Richard C. Turner,
                                             Chief Financial Officer










































                                    32

SIGNATURES AND CERTIFICATIONS
EXHIBIT 31.1
CERTIFICATION REQUIRED UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 I, Barney A. Richmond, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of American Capital Holding, Inc.;
     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the period presented in this report.

     4. The small business issuer's other certifying officer(s) and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the Company and have:
          (a) designed such disclosure controls and procedure, or caused such disclosure controls and procedures to be designed, to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

          (b) evaluated the effectiveness of the Company's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          (c) disclosed in this report any changes in the Company's internal control over financial reporting that occurred during the company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting; and

     5. I have disclosed, based on my most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent functions):


          (a) all significant deficiencies in the design or operation of internal controls over financial reporting which hare reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial information; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal control over financial reporting.

Date: April 28, 2005

/s/ Barney A. Richmond
--------------------------
Barney A. Richmond
 Principal Executive Officer
EXHIBIT 31.2
CERTIFICATION REQUIRED UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Richard C. Turner, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of American Capital Holding, Inc.;
     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the period presented in this report.

     4. The small business issuer's other certifying officer(s) and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the Company and have:
          (a) designed such disclosure controls and procedure, or caused such disclosure controls and procedures to be designed, to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

          (b) evaluated the effectiveness of the Company's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          (c) disclosed in this report any changes in the Company's internal control over financial reporting that occurred during the company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting; and

     5. I have disclosed, based on my most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent functions):

          (a) all significant deficiencies in the design or operation of internal controls over financial reporting which hare reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial information; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal control over financial reporting.

 Date: April 28, 2005
/s/ Richard C. Turner
---------------------------
Richard C. Turner
Chief Financial Officer


EXHIBIT 32

CERTIFICATIONS OF CEO AND CFO PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of American Capital Holdings
Inc., a Florida corporation (the "Company"), on Form 10-QSB/A for the period ending August 31, 2004 as filed with the Securities and Exchange Commission (the "Report"), Barney A. Richmond, Principal Executive Officer of the Company and Richard C. Turner, Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that to his knowledge:

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