Form 10QSB/A
period 2004-11-30
AMERICAN CAPITAL HOLDINGS INC
filed 2005-09-15
CIK 1288012

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                          Amendment No.2 to
                                Form 10-QSB

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

NOTE D - LOANS RECEIVABLE RELATED PARTIES
The three loans receivable from related corporate entities are non-collateralized, non-interest bearing and are due on demand. As of November 30, 2004, eCom, a related party, owed American Capital $64,527. As of November 29, 2004, eCom has been adjudicated as a Chapter 11 Debtor in the involuntary bankruptcy proceedings of the United States Bankruptcy Court - Southern District of Florida (In Re: Case No. 04-34535 BKC-SHF). Pending bankruptcy court approval of eCom's Reorganization Plan, which is expected in due course, there should not be a material affect on the financial condition of American Capital.

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


                                     21



AMERICAN CAPITAL HOLDINGS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION(CONTINUED)

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



                                     22

AMERICAN CAPITAL HOLDINGS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION(CONTINUED)

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



                                    23
AMERICAN CAPITAL HOLDINGS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION(CONTINUED)

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

AMERICAN CAPITAL HOLDINGS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION(CONTINUED)

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

Our GPACS(TM) products, which refers to both the Guaranteed Pension Accounting Contract Solutions product and the Government Pension Accounting Contract Solutions product, relate to a business method of adjusting the balance sheet of a business or governmental organization, and particularly to a system for organizing the unfunded obligations of the organization so that the liability on the balance sheet becomes offset by an asset. The product also provides a systematic investing capability to enhance the profitability of the organization and the improved treatment of tax obligations.
                                    25
AMERICAN CAPITAL HOLDINGS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION(CONTINUED)

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

Government Regulation

Life insurance companies are subject to regulation and supervision by the states in which they transact business. State insurance laws establish supervisory agencies with broad regulatory authority, including the power to:

* grant and revoke licenses to transact business
* regulate and supervise trade practices and market conduct
* establish guaranty associations
* license agents
* approve policy forms
* approve premium rates for some lines of business
* establish reserve requirements
                                    26
AMERICAN CAPITAL HOLDINGS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION(CONTINUED)

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

State insurance regulators and the NAIC are continually reexamining existing laws and regulations and developing new legislation for the passage by state legislatures and new regulations for adoption by insurance authorities. Proposed laws and regulations or those still under development pertain to insurer solvency and market conduct and in recent years have focused on:

* insurance company investments
* risk-based capital ("RBC") guidelines, which consist of regulatory targeted surplus levels based on the relationship of statutory capital and surplus, with prescribed adjustments, to the sum of stated percentages of each element of a specified list of company risk exposures
* the implementation of non-statutory guidelines and the circumstances under which dividends may be paid
* product approvals
                                    27
AMERICAN CAPITAL HOLDINGS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION(CONTINUED)

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        None                   30

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