Form 10QSB/A
period 2005-02-28
AMERICAN CAPITAL HOLDINGS INC
filed 2005-09-15
CIK 1288012

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

                                       INDEX

                                                                    PAGE NO.
PART I    FINANCIAL INFORMATION



ITEM 1    FINANCIAL STATEMENTS

          Independent Accountants' Report . . . . . . . . . . . . . . .  3

          Consolidated Balance Sheet
           February 28, 2005  . . . . . . . . . . . . . . . . . . . . .  4

          Consolidated Statement of Operations
           Nine Months Ended February 28, 2005 and February 29, 2004. .  5

          Consolidated Statement of Operations
           Three Months Ended February 28, 2005 and February 29, 2004..  6

          Consolidated Statement of Changes in Shareholders' Equity
           from June 1, 2003 Through February 28, 2005 . . . . . . . .   7

          Consolidated Statement of Cash Flows
           for the Nine Months Ended February 28, 2005 and 2004   . . .  8

          Notes to Consolidated Financial Statements  . . . . . . . . . 10


ITEM 2 Management's Discussion and Analysis or Plan of Operation  . . . 23

ITEM 3 Controls and Procedures  . . . . . . . . . . . . . . . . . . . . 31


PART II       OTHER INFORMATION


ITEM 1 Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . 31

ITEM 2 Unregistered Sales of Equity Securities and Use Of
       Proceeds . . . . . . . . . . . . . . . . . . . . . . . . . . . . 32

ITEM 3 Defaults Upon Senior Securities  . . . . . . . . . . . . . . . . 32

ITEM 4 Submission Of Matters to a Vote Of Security Holders. . . . . . . 32

ITEM 5 Other Information  . . . . . . . . . . . . . . . . . . . . . . . 33

ITEM 6 Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . 33

SIGNATURES AND CERTIFICATIONS . . . . . . . . . . . . . . . . . . . . . 33


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

AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2005

NOTE D - LOANS RECEIVABLE RELATED PARTIES

The three loans receivable from related corporate entities are non-collateralized, non-interest bearing and are due on demand. As of February 28, 2005, eCom, a related party, owed American Capital $65,039. As of November 29, 2004, eCom has been adjudicated as a Chapter 11 Debtor in the involuntary bankruptcy proceedings of the United States Bankruptcy Court - Southern District of Florida (In Re: Case No. 04-34535 BKC-SHF). Pending bankruptcy court approval of eCom's Reorganization Plan, which is expected in due course, there should not be a material affect on the financial condition of American Capital.


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

Air Media Now!, Inc. is a Florida Corporation and trades on the OTC/PINK:AMNW. American Capital Holdings, Inc. owns 53,660,374 common shares of Air Media Now. The Company's investment amounts to approximately 90% of the outstanding shares of Air Media Now. The cost for this investment as of February 28, 2005 was $3,469,622. On February 28, 2005 the market value based on a closing bid price of .01 per share was $619,937. The difference in cost versus market value is recorded as a deficit in Accumulated Other Comprehensive Income of $2,849,685. On February 29, 2004, a stockholder of the Company contributed 53,660,374 shares of Air Media Now!, Inc. to the Company as additional paid in capital. The only asset of Air Media Now, Inc. is the right to certain intellectual property, which was accounted for as an intangible asset. Management has since determined that the intangible assets have no market value, and has changed their method of accounting from Purchase Method to Equity Method of Accounting, since there is a quoted market value for the stock.

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

AMERICAN CAPITAL HOLDINGS, INC.
ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

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

AMERICAN CAPITAL HOLDINGS, INC.
ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

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

American Capital Holdings, Inc. plans to utilize the existing sales and marketing divisions of IS Direct Agency, Inc. to target the municipalities

AMERICAN CAPITAL HOLDINGS, INC.
ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

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

                          24
AMERICAN CAPITAL HOLDINGS, INC.
ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

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

Our GPACS(TM) products, which refers to both the Guaranteed Pension Accounting Contract Solutions product and the Government Pension Accounting Contract Solutions product, relate to a business method of adjusting the balance sheet of a business or governmental organization, and particularly to a system for organizing the unfunded obligations of the organization so that the liability on the balance sheet becomes offset by an asset. The product also provides a systematic investing capability to enhance the profitability of the organization and the improved treatment of tax obligations.
                                   25
AMERICAN CAPITAL HOLDINGS, INC.
ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

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

Government Regulation

Life insurance companies are subject to regulation and supervision by the states in which they transact business. State insurance laws establish supervisory agencies with broad regulatory authority, including the power to:

* grant and revoke licenses to transact business
* regulate and supervise trade practices and market conduct
* establish guaranty associations
* license agents
* approve policy forms
* approve premium rates for some lines of business
* establish reserve requirements
                                    26
AMERICAN CAPITAL HOLDINGS, INC.
ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

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

State insurance regulators and the NAIC are continually reexamining existing laws and regulations and developing new legislation for the passage by state legislatures and new regulations for adoption by insurance authorities. Proposed laws and regulations or those still under development pertain to insurer solvency and market conduct and in recent years have focused on:

* insurance company investments
* risk-based capital ("RBC") guidelines, which consist of regulatory targeted surplus levels based on the relationship of statutory capital and surplus, with prescribed adjustments, to the sum of stated percentages of each element of a specified list of company risk exposures
* the implementation of non-statutory guidelines and the circumstances under which dividends may be paid
* product approvals
                                    27
AMERICAN CAPITAL HOLDINGS, INC.
ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

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

To the extent that additional funds are required to support operations or to expand our business, we may sell additional equity, issue debt or obtain other credit facilities through financial institutions. Any sale of additional equity securities will result in dilution to our shareholders.
                                    27
AMERICAN CAPITAL HOLDINGS, INC.

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

On June 3, 2005, eCom, through a $100,000 Debtor In Possession Financing Agreement with American Capital Holdings, Inc., entered into an engagement agreement to retain the legal services of Kluger, Peretz, Kaplan & Berlin to represent the eCom in its aforementioned reorganization plans. Both of the financing and legal representation agreements were ordered by the Bankruptcy Court at a hearing which took place June 6, 2005.

On June 6, 2005, a second bankruptcy status conference was held in front of the Honorable Judge Steven Friedman. Two (2) motions were heard with resulting court approval. One was an Court Order for eCom to retain the legal services of

                                    29
AMERICAN CAPITAL HOLDINGS, INC.
ITEM 1. Legal Proceedings (CONTINUED)

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

     Exhibit 3.2 Bylaws of the Company (incorporated by reference to the Company's Form 10-SB filed May 24, 2004)

     Exhibit 10.8 Audited Financial Statements of Cosmopolitan Life Insurance Company (filed herewith)

     Exhibit 31.1 Certification required under Section 302 of the Sarbanes-Oxley Act of 2002 by the CE0

     Exhibit 31.2 Certification required under Section 302 of the Sarbanes-Oxley Act of 2002 by the CFO

     Exhibit 32    Section 1350 Certification

(b) Reports on Form 8-K:
     None

SIGNATURES AND CERTIFICATIONS
In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

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