Form 10QSB
period 2005-08-31
AMERICAN CAPITAL HOLDINGS INC
filed 2005-10-18
CIK 1288012

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                Form 10-QSB
           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended August 31, 2005
                     Commission File Number 000-50776

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

As of August 31, 2005 the issuer had 18,632,680 shares of common stock, $.0001 Par Value, outstanding.

Transitional Small Business Disclosure format:  Yes [   ]   No [ X ]


















AMERICAN CAPITAL HOLDINGS, Inc.            Form 10-QSB     AUGUST 31, 2004

                                       INDEX
                                                                    PAGE NO.

PART I    FINANCIAL INFORMATION

ITEM 1    FINANCIAL STATEMENTS

          Independent Accountants' Report . . . . . . . . . . . . . .  3

          Consolidated Balance Sheets
           August 31, 2005 and 2004 . . . . . . . . . . . . . . . . .  4

          Consolidated Statement of Operations
           Three Months Ended August 31, 2005 and 2004  . . . . . . .  5

          Consolidated Statement of Changes in Shareholders' Equity
           from May 31, 2004 Through August 31, 2005  . . . . . . . .  6

          Consolidated Statement of Cash Flows
           for the Three Months Ended August 31, 2005 and 2004  . . .  7

          Notes to Consolidated Financial Statements  . . . . . . . .  9


ITEM 2 Management's Discussion and Analysis or Plan of Operation  . . 21

ITEM 3 Controls and Procedures  . . . . . . . . . . . . . . . . . . . 24


PART II       OTHER INFORMATION


ITEM 1 Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . 25

ITEM 2 Unregistered Sales Of Equity Securities and Use Of
       Proceeds . . . . . . . . . . . . . . . . . . . . . . . . . . . 25

ITEM 3 Defaults Upon Senior Securities  . . . . . . . . . . . . . . . 26

ITEM 4 Submission Of Matters to a Vote Of Security Holders. . . . . . 26

ITEM 5 Other Information  . . . . . . . . . . . . . . . . . . . . . . 26

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
                               (561) 626-0400

Thomas B. Andres, C.P.A.*, C.V.A.                     FAX (561) 626-3453
Paul M. Wieseneck, C.P.A.
*Regulated by the State of Florida


                       Independent Accountants' Report


To the Board of Directors and Stockholders
American Capital Holdings, Inc.
Palm Beach Gardens, Florida

We have reviewed the accompanying consolidated balance sheet of American Capital Holdings, Inc. as of August 31, 2005 and 2004 and the related consolidated statements of operations and cash flows for the three months ended August 31, 2005 and 2004, and statement of changes in shareholders' equity from May 31, 2004 through August 31, 2005, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of American Capital Holdings, Inc.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with U.S. generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.



/s/Wieseneck, Andres & Company, P.A.


North Palm Beach, Florida
October 17, 2005











                                     3
AMERICAN CAPITAL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEET
                                                AUGUST 31, 2005 AUGUST 31, 2004
ASSETS
    Current Assets
         Cash and Cash Equivalents              $     198,113  $     220,873
         Notes Receivable                             133,851        141,212
         Loans Receivable Related Parties (net)       245,120        388,936
         Prepaid Expenses                              34,313         95,162
         Marketable Securities                         34,169      2,495,065
         Other Current Assets                          45,856        100,000
                                                  ------------   ------------
             Total Current Assets                     691,422      3,441,248
                                                  ------------   ------------

    Property and Equipment, net                        42,734         40,862
                                                  ------------   ------------
    Other Assets
         Intangible Assets, net                       462,894      1,887,116
         Goodwill                                     980,000      8,209,071
         Security Deposit                               3,110          3,110
                                                  ------------   ------------
             Total Other Assets                     1,446,004     10,099,297
                                                  ------------   ------------
TOTAL ASSETS                                    $   2,180,160  $  13,581,407
                                                  ============   ============
LIABILITIES & STOCKHOLDERS' EQUITY
  Liabilities
         Current Liabilities
            Accounts Payable                    $      76,385  $      23,235
            Accrued Expenses                           79,396         12,879
            Loan Payable Related Parties              177,659        318,954
            Current Portion of Notes
                and Loans Payable                     319,950      1,059,977
                                                  ------------   ------------
            Total Current Liabilities                 653,390      1,415,045
                                                  ------------   ------------
     Total Liabilities                                653,390      1,415,045
                                                  ------------   ------------
     Stockholders' Equity
         Common Stock $.0001 par value, 100 million
          shares authorized, 18,632,680 and
          15,723,903 shares issued and outstanding
          800,000 and 1,325,000 unissued                1,943          1,705
         Paid-in-Capital                           17,478,649     14,711,360
         Retained Earnings Deficit                (12,697,455)      (917,386)
         Accumulated Comprehensive Loss            (3,256,366)    (1,629,317)
                                                  ------------   ------------
  Total Stockholders' Equity                        1,526,770     12,166,362
                                                  ------------   ------------
TOTAL LIABILITIES & STOCHHOLDERS' EQUITY         $  2,180,160  $  13,581,407

                                                  ============   ============

See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                     4
AMERICAN CAPITAL HOLDINGS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED
AUGUST 31, 2005 AND 2004

                                             AUGUST 31, 2005   AUGUST 31, 2004

       Revenues
               Net Sales                       $          -      $         66
               Cost of Sales                         (2,423)           (4,010)
                                                ------------      ------------

                   Gross Profit                      (2,423)           (3,944)
                                                ------------      ------------
       Operating Expenses
               General and Administrative            53,279           243,862
               Sales and Marketing                    2,000            13,551
               Amortization                               -             1,299
                                                ------------      ------------
             Total Operating Expenses                55,279           258,712

                                                ------------      ------------
             Loss from Operations                   (57,702)         (262,656)
                                                ------------      ------------
       Other Income (Expense)
               Interest Income                        2,411             2,464
               Interest Expense                      (2,637)          (12,604)
               Gain / (Loss) on Disposition
                  of Marketable Securities         (265,363)            6,636
                                                ------------      ------------
                   Net Other Expenses              (265,588)           (3,506)
                                                ------------      ------------
    Net Loss Before Other Comprehensive Losses     (323,290)         (266,162)

       Other Comprehensive Income / (Loss)
           Unrealized Holding Loss During Period    (47,186)       (1,116,320)
                                                ------------      ------------
       Total Comprehensive Loss                     (47,186)       (1,116,320)
                                                ------------      ------------
    Net Loss                                   $   (370,476)     $ (1,382,482)
                                                ============      ============


Basic and Diluted
 Net Loss Per Common Share                     $       (.02)     $       (.09)
                                                ============      ============


Weighted Average Shares Outstanding              18,943,495        15,723,903
                                                ============      ============



See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

                                     5
AMERICAN CAPITAL HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FROM MAY 31, 2004 THROUGH AUGUST 31, 2005

                                  Add'l Paid
               Number of  At Par  in Capital  Retained  Accum. other      Total
                  Shares   Value  & Treasury  Earnings  Comprehen-  Stockholder
                  Issued  $.0001    Stock       (Loss)   sive Inc.       Equity
                ---------- ------ ----------- ---------- ---------- -----------

Bal. 5/31/04  15,723,903 $ 1,702 $14,686,363 $ (651,224) $ (512,997)$13,523,844

Sale of 25,000
 shares of Common
 Stock - unissued      -       3      24,997          -           -      25,000

Accumulated other
 Comprehensive Loss    -       -           -          -  (1,116,320) (1,116,320)
Net Operating Loss     -       -           -   (266,162)          -    (266,162)
                ---------- ------ ----------- ---------- ---------- -----------
Bal. 8/31/04  15,723,903   1,705  14,711,360   (917,386) (1,629,317) 12,166,362

Comprehensive Loss
 for the period from
 9/01/04 to  5/31/04   -       -           -          -  (1,579,863) (1,579,863)

Net Operating Loss
 for the period from
 9/01/04 to  5/31/04   -       -           - (9,944,734)          -  (9,944,734)
(1,579,863)

Sale of 1,675,000
 shares Common
 Stock         1,675,000     168   1,899,832           -          -   1,900,000

Sale of 733,777
 shares Common
 Stock           733,777      73     892,454           -          -     892,527

Issuance of
 500,000 shares
 previously recorded
 as unissued     500,000       -           -           -          -           -

Comprehensive Loss
 for the period from
 9/01/05 to 8/31/05    -       -           -           -    (47,186)    (47,186)

Dividends Paid         -       -           -  (1,025,699)         -  (1,025,699)
Dividends Declared     -       -           -    (485,926)          -   (485,926)
Net Operating Loss     0       0           0    (323,290)          0   (323,290)
             ----------- ------- ----------- ------------ ---------- ----------
Bal. 8/31/05  18,632,680  $1,943 $17,478,649 (12,697,455)$(3,256,366)$1,526,770
             =========== ======= =========== ============ ========== ==========
See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                    6
AMERICAN CAPITAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED AUGUST 31, 2005 AND 2004

                                             AUGUST 31, 2005   AUGUST 31, 2004


Cash Flows From Operating Activities
    Cash received from customers               $          0      $         66
    Cash paid to suppliers of goods
        and services                                (55,221)         (270,080)
    Income Taxes Paid                                     -                 -
    Interest Paid                                   (12,604)          (10,616)
    Interest Received                                    24               204
                                              _______________  _______________
        Net Cash Flows Used in
         Operating Activities                       (67,801)         (280,426)
                                              _______________  _______________
Cash Flows From Investing Activities
    Purchase of Equipment                            (6,563)           (1,400)
    Deposit Made on Insurance Carrier into Escrow         0          (100,000)
    Return of Investment Deposit                     10,000                 0
    Sale of Marketable Securities                         0           776,636
    Purchase of Marketable Securities                     0          (375,000)
                                              _______________  _______________
        Net Cash Flows Provided By
         (Used In) Investing Activities              (3,437)          300,236
                                              _______________  _______________
Cash Flows From Financing Activities
    Loans from Related Companies                    167,907         1,084,993
    Repayment of Loans from Related Companies      (152,608)         (906,543)
    Payment for Debtor in Possession financing     (115,186)                0
    Proceeds from Sale of Stock                     143,750            25,000
    Purchase of Notes Receivable                    (50,000)                0
    Payments on Notes Payable                      (125,000)          (25,000)
                                              _______________  _______________
        Net Cash Flows Provided By
         Financing Activities                      (131,137)          178,450
                                              _______________  _______________
Net Increase / (Decrease) in Cash                  (202,375)          198,260

Cash and Cash Equivalents at
 Beginning of Period, June 1, 2005 and 2004         400,488            22,614
                                              _______________  _______________
Cash and Cash Equivalents at
End of Period, August 31, 2005 and 2004        $    198,113     $     220,874
                                              ===============  ===============







See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                     7
AMERICAN CAPITAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED AUGUST 31, 2005 AND 2004


Reconciliation of Net Loss to Net Cash Flows Used in Operating Activities

                                             AUGUST 31, 2005   AUGUST 31, 2004

    Net Income (Loss)                          $   (370,476)     $ (1,382,482)
    Cash was increased by:
        Increase in accrued expenses
         Other Comprehensive Income                  47,186         1,116,320
         Valuation Loss                             262,237                 0
         Amortization                                     0             1,299
         Depreciation                                 2,423             4,010
         Increase in Accrued Expenses                26,958             1,858
    Cash was decreased by
         Gain on Sale of Marketable Securities            0            (6,636)
         Decrease in Accounts Payable               (28,503)           (4,571)
         Increase in Prepaid Expenses                (7,626)          (10,224)
                                              _______________  _______________
        Net Cash Flows Used in
         Operating Activities                  $    (67,801)    $    (280,426)
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






                                     8
AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2005

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2005

NOTE C -  NOTES RECEIVABLE

Notes Receivable at August 31, 2005 consist of the following: 2005     2004
   8% non-collateralized notes due on demand.              --------- ---------
   Interest is payable quarterly.  Included in the balance
   Is $21,945 of accrued interest receivable.             $ 121,945 $ 113,970

   A 4% note convertible to common stock of
   Solid Imaging, LTD, interest is payable at maturity.           -    27,241

   Nine 8% promissory notes purchased from holders of notes
   With Air Media Now, Inc.                                  11,906         -

   A 5% non-collateralized surplus note that Cosmopolitan Life Insurance has the right to repay, provided Cosmoplitan has sufficient capital operate as a stipulated premiums life insurance company.
   Included in the balance is $3,125 of accrued interest.         -         -
                                                          --------- ---------
       Total Notes Receivable                             $ 133,851 $ 141,212
                                                          ========= =========

Management has made a determination that the $25,000 note receivable from Solid Imaging, LTD was uncollectible, and has written off the amount due and accrued
interest of $27,737 as a loss on investment on May 31, 2005.   Management has
made a determination that the $250,000 note receivable from Cosmopolitan Life Insurance Company was uncollectible, and has written off the amount due and accrued interest of $12,238 as a loss on investment on August 31, 2005. All of the other notes receivable have been determined to be collectable and therefore, management has not established an allowance for doubtful accounts.

NOTE D - LOANS RECEIVABLE RELATED PARTIES

The loans receivable from related corporate entities are non-collateralized, non-interest bearing and are due on demand.
As of August 31, 2005, eCom, a related party, owed American Capital $71,086. As of November 29, 2004, eCom has been adjudicated as a Chapter 11 Debtor in the involuntary bankruptcy proceedings of the United States Bankruptcy Court - Southern District of Florida (In Re: Case No. 04-34535 BKC-SHF). Pending bankruptcy court approval of eCom's Reorganization Plan, which is expected in due course, there should not be a material affect on the financial condition of American Capital.

The loans due as of August 31, 2005 are as follows:
    eCom eCom.com Inc.         186,334
    American Environmental,Inc. 47,446
    USA Performance Products     3,783
    Other                        7,557
                              ---------
        Total                $ 245,120
                              =========


                                    10
AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2005

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

Available-for-Sale Securities:

eCom eCom.com, Inc. is a Florida Corporation and trades on the OTC/PINK:ECEC. The company, which was the former parent of USA SportsNet Company, now American Capital Holdings, Inc., owns 1,437,100 common shares of eCom. The Company's investment amounts to 2.9% of the outstanding shares of eCom. The cost for this investment as of August 31, 2005 was $254,869. On August 31, 2005 the market value based on a closing bid price of 0.021 per share was $34,169. The difference in cost versus market value is recorded as a deficit in Accumulated Other Comprehensive Income of $220,700.

NOTE F - PROPERTY AND EQUIPMENT

Equipment is stated at cost less depreciation. As of August 31, 2005, equipment consisted of computer hardware, software, and office furniture and equipment. Depreciation expense of $2,423 and 4,010 has been recorded for the three months ending August 31, 2005 and 2004 respectively.

NOTE G - PREPAID EXPENSES

Prepaid expenses consist principally of amounts paid for auditing work for the Company, along with marketing and research material to be used for investor relations.

NOTE H - INTANGIBLE ASSETS

Intangible assets consist of website and software development costs for IS Direct, and fees related to applications for patents and trademarks.

Air Media Now!, Inc. is a Florida Corporation and trades on the OTC/PINK:AMNW. On February 29, 2004, a stockholder of the Company contributed 53,660,374 shares of Air Media Now!, Inc. to the Company as additional paid in capital. American Capital Holdings, Inc. owns 53,660,374 common shares of Air Media Now!, Inc. which amounts to approximately 90% of the outstanding shares of Air Media Now!, Inc. The cost for this investment as of August 31, 2005 was $3,469,622. On August 31, 2005 the market value based on a closing bid price of .007 per share was $433,956. The difference in cost versus market value is recorded as a deficit in Accumulated Other Comprehensive Income of $(3,035,666). The only asset of Air Media Now!, Inc. is the right to certain intellectual property.
                                    11
AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2005

NOTE I - OTHER ASSETS

Other assets consist primarily of security deposits on the lease of office facilities.

NOTE J - Loan Payable Related Party

A non-interest bearing, non-collateralized loan payable to a related company in the amount of $29,511 is due on demand. As of August 31, 2005 loans payable to shareholders in the amount of $148,148 are due on demand.

NOTE K - NOTES PAYABLE

Promissory Notes as of May 31, 2005 consisted of:
                                                  Aug. 31, 2005  Aug. 31, 2004
                                                  -------------- -------------
Four interest bearing, non-collateralized loans.
The loans have various maturities throughout 2005.   $ 319,950     $ 469,950
                                                     ----------    ---------
     Total Notes Payable                               319,950       469,950
     Less Current Portion                             (319,950)     (469,950)
                                                     ----------    ---------
     Net Long-term Debt                              $       0     $       0
                                                     ==========    =========
The short-term notes payable mature as follows:
     August 31, 2005                                 $ 319,950     $ 469,950

Two non-interest bearing, non-collateralized loans
 due on demand                                       $       0    $  590,027
                                                    ----------     ---------
                          Total Notes Payable       $1,034,977    $1,059,977
                                                    ==========     =========

The notes and loans can be converted to shares of the Company's $.0001 par value common stock at the option of the holder. The notes pay interest at 10% per annum. Interest is paid quarterly. The loan can be converted at 80% of the average closing price of Company's common stock for the preceding five (5) consecutive trading days with a floor of $1. The holder of a $500,000 10% note payable with accrued interest of $9,315 agreed on May 7, 2004 to convert their debt to common shares. During the quarter ending August 31, 2005 this debt was converted into 590,027 shares of common stock.

NOTE L - WARRANTS

The Company has issued 1,005,000 detachable warrants for each dollar of debt as described in Note K above. Management has determined that the value of the detachable warrants to be $.01 on the date of issuance and have charged paid in capital $10,050 during the period. Each warrant entitles the holder to purchase one (1) share of common stock at $.01. The Company also issued 400,000 warrants to one of the former owners of IS Direct Agency for providing his insurance licensing in all fifty states. The warrants can be exercised for $.01 each. An additional 216,209 warrants were issued in connection with the Spaulding
                                   12
AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2005

NOTE L - WARRANTS (CONTINUED)

acquisition, one warrant for every ten shares owned. Each unit of Spaulding entitled the owner to one warrant with an exercise price of $6.00 each.

The following is a summary of warrants through:
                                                    Aug 31, 2005   Aug 31, 2004

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

Future minimum lease payments including sales tax as of May 31, 2005 are:
Fiscal Years ending:

            May 31, 2006                        17,813
                                              --------
            Total Minimum Lease Payments      $ 17,813

Rent expense for the three month period ending August 31, 2005 was $11,708.


NOTE N - INCOME TAXES

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception.
The Company's net operating loss carry-forward as of August 31, 2005 totals approximately $10,928,000. These carry-forwards, which will be available to offset future taxable income, and expire beginning in May 31, 2024.

The Company does not believe that the realization of the related net deferred tax asset meets the criteria required by generally accepted accounting principles and, accordingly, the deferred income tax asset arising from such loss carry forward has been fully reserved.




                                     13

AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2005


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




                                     14

AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2005

NOTE P - DEFERRED TAX ASSET (CONTINUED)

                                            Aug. 31, 2005  Aug. 31, 2004
                                            ------------- --------------
         Loss carry forward for tax purposes$(10,928,260) $   753,600
                                            ============= =============
         Deferred tax asset (34%)              3,715,609      256,224

         Valuation allowance                  (3,715,609)    (256,224)
                                           -------------   -------------
         Net deferred tax asset                        -            -
                                          ==============  ==============
No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carry-forward as of August 31, 2005 was approximately $3,715,000. These carry-forwards, which will be available to offset future taxable income, will expire through the year 2024.

The Company does not believe that the realization of the related net deferred tax asset meets the criteria required by generally accepted accounting principles and, accordingly, the deferred income tax asset arising from such loss carry forward has been fully reserved.

NOTE Q - RELATED PARTY TRANSACTIONS

The Company has receivables due from nine related entities. eCom eCom.com, Inc. owes $186,334 for services paid to the Company's transfer agent and accountant, including $100,000 of debtor-in-possession financing, as authorized by the United States Bankruptcy Court, Case No. 04-35435-SHF. Freedom 4 Wireless, Inc. owed the Company $670,199 for working capital and inventory purchased by ACHI, and for investments into the company between March 2004 and June 2004. On February 1, 2005, this investment was converted into 47,457,356 shares of MyZipSoft, Inc. common stock. Additional advances were made after February 1, 2005, resulting in a balance due from MyZipSoft of $108,262. On August 31, 2005 10,826,190 of shares of MyZipSoft were issued to American Capital Holdings. These MyZipSoft shares where distributed to the shareholders of American Capital Holdings on August 31, 2005. Additional advances to support operations were made into each of the following eight spin-offs of eCom; A Super Deal.com, Inc, Swap and Shop.net Corp, A Classified Ad, Inc, AAB National Company, Pro Card Corporation, USAS Digital Inc, USA Performance Products, and eSecureSoft Company. These related party transactions totaled $377,664, on August 31, 2005. The following shares where issued to American Capital Holdings by the following companies as compensation for these advances and services.

Shares issued to American Capital Holdings during the three months ended August 31, 2005 and distributed to the shareholders of American Capital Holdings, Inc. to shareholders of record of American Capital Holdings as of August 31, 2005:





                                     15
AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2005

NOTE Q - RELATED PARTY TRANSACTIONS - (CONTINUED)

Company name              Shares distributed on August 31, 2005
eSecureSoft Company       6,560,606
USAS Digital              4,502,351
Pro Card Corporation      5,265,896
AAB National              7,099,350
A Classified Ad           3,694,725
Swap and Shop             3,886,226
A Super Deal              6,757,351
MyZipSoft                10,826,190

The Company has received loans from various Officers and Directors. As of May 31, 2005, the company owes $128,942 to Barney Richmond and $19,206 to Richard Turner.


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

In April 2002, the FASB issued SFAS No. 145, "Rescission of the FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS No. 145"). SFAS No. 145 eliminates the requirement to classify gains and losses from the extinguishment of indebtedness as extraordinary, requires certain lease modifications to be treated the same as a sale-leaseback transaction, and makes other non-substantive technical corrections to

                                     16
AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2005

NOTE R - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

The GPACS(TM) and some of our other products use insurance as a part of their structures. The insurance contracts will be written through several licensed insurance carriers. We intend to underwrite insurance policies through three subsidiaries, through which we intend to conduct our primary business

                                   17
AMERICAN CAPITAL HOLDINGS, INC.

operations. These subsidiaries are IS Direct Agency, Inc. ("IS Direct"), Universe Life Insurance Company ("Universe").

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

On October 30, 2004, we entered into an agreement to purchase 80% of Cosmopolitan Life Insurance Company. On July 8, 2005 management withdrew its application to acquire Cosmopolitan Life Insurance.

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


                                    18
AMERICAN CAPITAL HOLDINGS, INC.

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



                                    19
AMERICAN CAPITAL HOLDINGS, INC.


Results of Operations

Comparison of the three months ended August 31, 2005 with the three months ended August 31, 2004.

Revenue for the three month period ended August 31, 2004 was $0 compared to $66 recorded during the same period of the prior year. Revenues were recorded from commission received by our insurance subsidiary IS Direct Agency.

Gross profit reflects a loss of $2,423 in the current year versus a loss of $3,944 for the prior years three month period. Depreciation expense contributed $2,423 to the current years deficit in gross profit and $4,010 to the prior years three month period deficit.

General and administrative costs of $53,279 for the current three month period reflect costs of staffing our administrative and sales offices. This represents a $190,582 decrease from the administrative costs incurred for the three months ending August 31, 2004. This decrease is due to the fact that overhead costs are being distributed to the spin-off companies for services rendered by staff and management of American Capital Holdings.

Our operations for the three months ended August 31, 2005 resulted in a net loss of $57,702 versus 262,656 for the three months ended August 31, 2004 . Unrealized holding losses during the current three month period of $47,186 was the result of a decline in the market value of both the Company's holdings in eCom eCom.com and Air Media Now, Inc.


Liquidity and Capital Resources

As of August 31, 2005 current assets totaled $691,422 compared to $3,441,248 at August 31, 2004. The $2,749,826 decrease in total current assets was the result of distributing $1,511,625 in the stock of the spinoff companies to the shareholders of American Capital Holdings between May 31, 2005 and August 31, 2005.

Accounts Payable increase from $23,235 to $76,385 during the current three months. Current liabilities decreased from $1,415,045 at the end of the prior fiscal year to $653,390 at the end of the current quarter, an decrease of $761,655 due to the conversion of short term debt to common stock during the quarter ending August 31, 2005.

To the extent that additional funds are required to support operations or to expand our business, we may sell additional equity, issue debt or obtain other credit facilities through financial institutions. Any sale of additional equity securities will result in dilution to our shareholders.






                                    20

AMERICAN CAPITAL HOLDINGS, INC.


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






                                   21
PART II. OTHER INFORMATION


ITEM 1. Legal Proceedings.

The Company is not a party to any legal proceedings.


ITEM 2. Unregistered sales of equity securities and use of proceeds.

In July 2005, the Company issued 100,000 shares of common stock to an accredited investor. In August 2005, the Company issued 43,750 shares of common stock to an accredited investor. In August 2005, 1,090,027 shares of commons stock were issued in cancellation of debt. The shares were issued in reliance upon Section 4(2) of the Securities Act. A legend was placed on the certificates stating that the securities were not registered under the Securities Act and setting forth appropriate restrictions on their transfer or sale.


ITEM 3. Defaults Upon Senior Securities.

        None


ITEM 4. Submission of Matters to a Vote of Security Holders.

        None


ITEM 5. Other Information.

        None


ITEM 6. Exhibits and Reports on Form 8-K.
(a) Exhibits:
     Exhibit 31.1  Certification required under Section 302 of
                   the Sarbanes-Oxley Act of 2002 by the CE0 on page    24

     Exhibit 31.2  Certification required under Section 302 of
                   the Sarbanes-Oxley Act of 2002 by the CFO on page    25

     Exhibit 32    Section 1350 Certification on page                   26

(b) Reports on Form 8-K:
     None










                                    22
AMERICAN CAPITAL HOLDINGS, INC.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunder duly authorized.

October 17, 2005                   By:  /s/  Barney A. Richmond
                                             Barney A. Richmond,
                                             Chief Executive Officer

October 17, 2005                   By:  /s/  Richard C. Turner
                                             Richard C. Turner,
                                             Chief Financial Officer






































                                    23



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

Date: October 17, 2005

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

6. The registrant's other certifying officer and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
 Date: October 17, 2005

/s/ Richard C. Turner
---------------------------
Richard C. Turner
Chief Financial Officer
                                    25
EXHIBIT 32

CERTIFICATIONS OF CEO AND CFO PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of American Capital Holdings
Inc., a Florida corporation (the "Company"), on Form 10-QSB for the period ending August 31, 2005 as filed with the Securities and Exchange Commission (the "Report"), Barney A. Richmond, President of the Company and Richard C. Turner, Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.
1350), that to his knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

      /s/    Barney A. Richmond
      ---------------------------
      Barney A. Richmond
      Principal Executive Officer
      Date: October 17, 2005


      /s/     Richard C. Turner
      --------------------------
      Richard C. Turner
      Chief Financial Officer
      Date: October 17, 2005

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

                                    26