Form 10KSB/A
period 2005-05-31
AMERICAN CAPITAL HOLDINGS INC
filed 2005-12-02
CIK 1288012

AMERICAN CAPITAL HOLDINGS, INC. FORM 10-KSB/A MAY 31, 2005
AS FILED WTH THE SECURITIES AND EXCHANGE COMMISSION ON DECEMBER 1, 2005

                              UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


                             AMENDMENT NO. 1 TO
                                FORM 10-KSB/A


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

Aggregate market value of Registrant's voting and non-voting common equity held by non-affiliates: Currently no trading market

Shares of Registrant's common stock outstanding as of May 31, 2005:
17,398,903

Transitional Small Business Disclosure Format (Check one): Yes ____; No _X__


































                                     2

AMERICAN CAPITAL HOLDINGS, INC.            Form 10-KSB/A     MAY 31, 2005

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

The assets acquired from ACHI consist primarily of approximately $10.8 million of investment interests in ten developing companies (described below), approximately $5.3 million of restricted securities, approximately $233,000 of marketable securities, approximately $100,000 in cash, and proprietary investment programs known as Energy Tax Incentive Preferred Securities and Guaranteed Principal Insured Convertible Securities which ACHI had developed and specifically designed to facilitate investment in oil and gas exploration in the United States, and in developing companies. See the American Capital Holdings balance sheet included in the Financial Statements section of this report.

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

AMERICAN CAPITAL HOLDINGS, INC.


THERE ARE NUMEROUS CONFLICTS OF INTEREST THAT MAY ARISE BETWEEN AMERICAN
CAPITAL HOLDINGS AND ITS OFFICERS AND DIRECTORS. Because some of our directors are in the business of providing services to the insurance industry, they could encounter conflicts of interest from time to time between the interests of the Company and the interests of their clients. Douglas Sizemore provides consulting services to various insurance companies. Norman E. Taplin is an attorney specializing in insurance regulatory matters. Michael Camilleri owns an actuarial firm which provides services to various insurance entities.
Because of the dual roles of Officer and Director of eCom and American Capital, Mr. Turner and Richmond could encounter conflicts of interest between the two
(2) Companies. Resulting conflicts of interest will be resolved through exercise of such judgment as is consistent with the fiduciary duties of management to the Company.

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

CHANGES IN STATE AND FEDERAL REGULATION MAY AFFECT OUR PROFITABILITY. We are subject to regulation under applicable insurance statutes, including insurance holding company statutes, in the various states in which our current and intended life subsidiaries write insurance. Insurance regulation is intended to provide safeguards for policyholders rather than to protect shareholders of insurance companies or their holding companies. Regulators oversee matters
                                    12
AMERICAN CAPITAL HOLDINGS, INC.

relating to trade practices, policy forms, claims practices, guaranty funds, types and amounts of investments, reserve adequacy, insurer solvency, minimum amounts of capital and surplus, transactions with related parties, changes in control and payment of dividends.

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

AMERICAN CAPITAL HOLDINGS, INC.

ITEM 6.    MANAGEMENT'S PLAN OF OPERATION

American Capital's primary business is insurance and insurance-related financial products. In addition to traditional offerings such as life insurance, health insurance, and annuities, we will offer financial strategies which utilize insurance as a part of their balance sheet asset structure. American Capital also is in the process of buying a licensed NASD Broker Dealer, which is planned to be renamed Wall Street Securities, Inc. On the completion of NASD approval, Wall Street Securities will be a wholly owned subsidiary of American Capital Holdings, Inc. American Capital has entered into an agreement to purchase Parker Asset Management, LLC, which is a licensed commodities trader.

Our GPACS(TM) product ("Government Pension Accounting Contract Solutions") relate to a business method of adjusting the balance sheet of a business or governmental organization. Recently, the Governmental Accounting Standards Board issued Statement 45, which requires government employers to account for other post-employment benefits ("OPEB") as a liability on the balance sheet. This new requirement is likely to adversely affect the balance sheet of governmental organization. The GPACS(tm) product relates to a balance sheet method devised to address this issue, particularly addressing the unfunded current and post employment liabilities for those obligations on the municipality's or school board's balance sheet is offset by a life insurance beneficiary asset. By purchasing whole and term life insurance products for a pool of employees, with the employer as the beneficiary, and utilizing the tax benefits of mandatory participation in a tax-qualified retirement plans, an employer can realize various financial benefits.

The product provides improved treatment of tax obligations via qualified plans which exempt FICA Taxes for both the employer and the employee regarding unfunded sick, vacation and other special pay liabilities. The offsetting life insurance asset on the organization's balance sheet can generate favorable financial implications such as improved borrowing scenarios, reduction in the cost of municipal bond insurance coverage and could possibly increase value of outstanding or newly-issued bonds.

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

Our plan of operation includes the underwriting of the insurance aspects of our products through our subsidiaries. Pending approvals of our above described proposed acquisition of Universe Life, we will use third party insurance carriers. However, upon completing the acquisition, which is expected in due course, we will retain as much premium and commission money as possible within our subsidiaries. We expect to be able to support operating expenses with operating revenues beginning in 2006.
                                    17
AMERICAN CAPITAL HOLDINGS, INC.

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

Universe Life

Universe Life is a life insurance company which we expect to use to underwrite the insurance policies required by our GPACS products. We have an agreement to purchase Universe Life, which is planned as another wholly-owned subsidiary of the Company, pending regulatory approval of the change in control by the Insurance Commissioner of the State of Idaho. The agreement stipulates a purchase price of $100,000 in exchange for 100% ownership. Universe Life will be acquired through receivership with no existing operations, but the process for reinstatement is in progress and should be completed by November 30, 2005. Universe Life is a life, health and annuities insurance carrier, which is currently licensed to operate in four (4) states. Universe Life will be initiating the application process to become licensed in all remaining states, and expects to obtain the necessary licenses to operate in all fifty
(50) states in the near future. We expect Universe Life to be domiciled in the State of South Carolina, with its principal offices in Charleston.

Our application for approval of our acquisition of Universe Life has been filed with the Insurance Commissioner of the State of Idaho. We expect to receive regulatory approval for our purchase of Universe Life by February 2006

Cosmopolitan Life

On October 30, 2004, we entered into an agreement to purchase one-hundred (100%) percent of the voting shares of Cosmopolitan Life for $500,000 and a surplus note in the amount of $250,000. We expected to close our acquisition of Cosmopolitan Life by August 2005, upon regulatory approval by the Arkansas

                                    18
AMERICAN CAPITAL HOLDINGS, INC.


Department of Insurance. July 7, 2005 American Capital Holdings, Inc. withdrew the Form A submission and terminated our acquisition agreement due to the outcome of our due diligence investigation.

















































                                    19

AMERICAN CAPITAL HOLDINGS, INC.




ITEM 7. FINANCIAL STATEMENTS


PART II

                        FINANCIAL STATEMENTS


American Capital Holdings, Inc.                          May 31, 2005



INDEX - PART F/S

                                                             PAGE NO.

        FINANCIAL STATEMENTS

        Independent Auditors' Report . . . . . . . . . . . . .  F-2

        Consolidated Balance Sheets-RESTATED
         May 31, 2005 and 2004 . . . . . . . . . . . . . . . .  F-3

        Consolidated Statement of Operations-RESTATED
         For The Twelve Months Ended May 31, 2004 and 2005 . .  F-4

        Consolidated Statement of Changes in
           Shareholders' Equity-RESTATED
         From June 1, 2003 Through May 31, 2005  . . . . . . .  F-5

        Consolidated Statement of Cash Flows-RESTATED
         For The Twelve Months Ended May 31, 2004 and 2005 . .  F-7

        Notes to Consolidated Financial Statements-RESTATED  .  F-8












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
                               (561) 626-0400

Thomas B. Andres, C.P.A.*, C.V.A.                     FAX (561) 626-3453
Paul M. Wieseneck, C.P.A.
*Regulated by the State of Florida

                       Independent Auditors' Report

To the Board of Directors and Stockholders
American Capital Holdings, Inc.

We have audited the accompanying Consolidated Balance Sheet-RESTATED of American Capital Holdings, Inc. as of May 31, 2005 and 2004 and the related Consolidated Statements of Operations-RESTATED, Changes in Shareholders' Equity-RESTATED and Cash Flows-RESTATED for the years then ended. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

As described in Note R to the financial statements, the Company wrote down goodwill in the amount of $7,229,071 as impaired, and marketable securities in the amount of $2,933,019 as a loss on investment in common stock in the Consolidated Statement of Operations for the period ended May 31, 2004. The remaining goodwill in the amount of $980,000 was reclassified as Insurance Licenses that were acquired from IS Direct NY, Inc. The Net Loss for the year ended May 31, 2004 was increased by $10,152,040, Retained Deficit was increased by $10,689,644, and Accumulated Comprehensive Loss of $512,997 changed to Accumulated Comprehensive Gain of $24,607.


        /s/Wieseneck, Andres & Company, P.A.

North Palm Beach, Florida
November 22, 2005

                                    F-2
AMERICAN CAPITAL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS-RESTATED
FOR THE YEARS ENDING MAY 31, 2005 AND 2004

                                ASSETS                      2005          2004
                                                          ------        ------
       Current Assets
            Cash and Cash Equivalents               $     400,487  $    22,614
            Notes Receivable                              384,966      138,952
            Loans Receivable Related Parties              445,645       27,067
            Prepaid Expenses                               94,405       87,198
                                                      ------------  ----------
                Total Current Assets                    1,325,503      275,831
                                                      ------------  ----------

       Property and Equipment, net                         38,595       43,472
                                                      ------------  ----------
       Other Assets
            Marketable Securities                          81,355    2,963,177
            Intangible Assets, net                         28,938       27,649
            Insurance Licenses                            980,000      980,000
            Security Deposit                                3,110        3,110
                                                      ------------  ----------
                Total Other Assets                      1,093,403    3,973,936
                                                      ------------  ----------
   TOTAL ASSETS                                     $   2,457,501  $ 4,293,239
                                                      ============ ===========
             LIABILITIES & STOCKHOLDERS' EQUITY

     Liabilities
            Current Liabilities
               Accounts Payable                     $     106,998  $    27,806
               Accrued Expenses                            52,438       11,021
               Loans Payable-Related Companies             29,511       57,681
               Loans Payable-Shareholders                 175,887            -
               Notes Payable                            1,040,477      839,977
                                                      ------------  ----------
              Total Current Liabilities                 1,405,311      936,485
                                                      ------------  ----------
        Total Liabilities                               1,405,311      936,485
                                                      ------------  ----------
        Stockholders' Equity
            Common Stock $.0001 par value, 100 million
             shares authorized, 17,398,903 with
             1,300,000 unissued and 15,723,903 with
             1,300,000 unissued                             1,870        1,702
            Paid-in-Capital                            16,581,195   14,681,363
            Retained Deficit                           15,378,157) (11,350,918)
            Accumulated Comprehensive Gain(Loss)         (152,718)      24,607
                                                      ------------  ----------
              Total Stockholders' Equity                1,052,190    3,356,754

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY              $ 2,457,501  $ 4,293,239
                                                       =========== ===========
See accompanying summary of accounting policies and notes to financial statements.
                                      F-3
AMERICAN CAPITAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS-RESTATED
FOR THE YEARS ENDED MAY 31, 2005 and 2004
                                                    2005          2004
                                               _____________  ____________
    Revenues
            Net Sales                           $        123   $       -
            Cost of Sales                            (10,839)      (3,952)
                                                 ------------ ------------
                Gross (Loss)                         (10,716)      (3,952)


    Operating Expenses
            General and Administrative, Net          261,448      122,647
            Bad Debt                                       -      343,995
            Sales and Marketing                       55,531       13,391
            Impairment Expense                       433,956    7,235,564
                                                 ------------ ------------
                  Total Operating Expenses           750,935    7,715,597

                                                 ------------ ------------
                  Loss from Operations              (761,651)  (7,719,549)
                                                 ------------ ------------
    Other Income (Expense)
            Interest Income                           12,670        2,260
            Interest Expense                         (48,408)     (23,006)
            Loss on Disposition of Common Stock   (2,204,151)    (140,000)
            Write Down/Off of Securities                   -   (3,470,623)
                                                 ------------ ------------
                Net Other Expenses                (2,239,889)  (3,631,369)
                                                 ------------ ------------
 Net Loss Before Other Comprehensive Losses       (3,001,540) (11,350,918)
                                                 ------------ ------------

        Other Comprehensive Income / (Loss)
        Unrealized Holding Gain (Loss)              (177,325)      24,607
                                                 ------------ ------------
    Net Other Comprehensive Gain(Loss)              (177,325)      24,607
                                                 ------------ ------------
Net Loss                                        $ (3,178,865)$(11,326,311)
                                                 ============ ============

Basic and Diluted
 Net Loss Per Common Share                       $      (.20) $     (1.73)
                                                 ============ ============


Weighted Average Shares Outstanding                15,863,486    6,551,685
                                                 ============ ============




See accompanying summary of accounting policies and notes to financial statements.

                                      F-4
AMERICAN CAPITAL HOLDINGS, INC.
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY-RESTATED
FROM JUNE 1, 2003 THROUGH MAY 31, 2005
                                                       Accumulated
                  # of     At Par                         other        Total
                 Shares    Value  Add'l Paid  Retained Comprehen-   Stockholder
                 Issued   $.0001  in Capital  Deficit    sive Income   Equity
             ----------- ------- ---------- -----------  ---------- ----------
Balance 6/1/03         5  $    0   $      0  $        0   $       0          0

Cancellation of
Common Stock
held by eCom eCom     (5)      0          0           0           0          0

Issuance of Common
Stock to eCom
eCom.com Inc.
shareholders   2,497,756     250          0           0           0        250

Issuance of
Common Stock for
the acquisition of
ACH,Inc assets 13,226,147  1,322 13,176,443           0           0 13,177,765

Issuance of Detach-
able Warrants          0       0     10,050           0           0     10,050

Purchase of IS Direct
Agency NY for 800,000
subscribed but
unissued shares        0      80    999,920           0           0  1,000,000

Conversion of $500,000
debt to stock-unissued 0      50    494,950           0           0    495,000

Accumulated other
 comprehensive loss    0       0          0           0      24,607     24,607

Net Operating Loss     0       0          0 (11,350,918)          0(11,350,918)
               --------- ------- ---------- -----------  ---------- ----------
Bal 5/31/04   15,723,903   1,702 14,681,363 (11,350,918)     24,607  3,356,754

Sale of 1,675,000
shares Common
Stock          1,675,000     168  1,899,832           0           0  1,900,000

Accumulated other
Comprehensive Loss     0       0          0           0    (177,325)  (177,325)

Dividend Paid          0       0          0 (1,025,699)            0(1,025,699)

Net Operating Loss     0       0          0 (3,001,540)            0(3,001,540)
             ----------- ------- ---------- -----------  ---------- ----------
Bal 5/31/05   17,398,903  $1,870$16,581,195$(15,378,157)$ (152,718)$ 1,052,190
             =========== ======= ========== ===========  ========== ==========
See accompanying summary of accounting policies and notes to financial
statements.                           F-5
AMERICAN CAPITAL HOLDINGS, INC.
STATEMENTS OF CASH FLOWS-RESTATED
FOR THE YEARS ENDED MAY 31, 2005 and 2004
                                                       2005         2004
                                                   ----------   ----------
Cash Flows From Operating Activities
    Cash received from customers                 $      123     $       -
    Cash paid to suppliers of goods
        and services                               (196,798)     (155,059)
    Income Taxes Paid                                     -             -
    Interest Paid                                   (48,408)       (3,679)
    Interest Received                                12,670         2,260
                                              ______________ _____________
        Net Cash Flows Used in
         Operating Activities                      (232,413)     (156,478)
                                              ______________ _____________
Cash Flows From Investing Activities
    Purchase of Equipment                           (49,434)            -
    Purchase of Intangible Asset                     (1,289)       (7,649)
    Deposit Made on Insurance Carrier in Escrow    (250,000)            -
    Proceeds from Sale of Marketable Securities     871,636             -
    Purchase of Marketable Securities              (345,000)     (362,816)
    Acquisition of Common Stock-Related Companies(1,198,752)            -
    Note Proceeds Converted to Equity                     -       500,000
    Security Deposit                                      -        (3,110)
                                              ______________ _____________
        Net Cash Flows Provided By
         (Used In) Investing Activities            (972,839)      126,425
                                              ______________ _____________
Cash Flows From Financing Activities
    Note Receivable Proceeds Disbursed             (271,014)     (138,952)
    Repayment of Notes Receivable                    25,000             -
    Loan Receivable Proceeds Disbursed             (418,578)      (27,067)
    Loan Proceeds from Stockholders                 175,887        80,338
    Repayment of Loans to Stockholders                    -       (22,657)
    Repayment of Loan from Related Company          (28,170)            -
    Note Payable Proceeds                           250,000             -
    Repayment of Note Payable                       (50,000)            -
    Proceeds of Sale from Common Stock            1,900,000             -
    Proceeds from Notes Payable                           -       505,000
    Credit Card Loans                                     -        14,410
    Repayment of Credit Card Loans                        -       (14,410)
    Loans to Freedom 4                                    -      (343,995)
                                              ______________ _____________
       Net Cash Flows Provided By
         Financing Activities                     1,583,125        52,667
                                              ______________ _____________
Net Increase in Cash                                377,873        22,614
Cash and Cash Equivalents at
 Beginning of Period, June 1, 2005 and 2004          22,614             0
                                              ______________ _____________
Cash and Cash Equivalents at
End of Period, May 31, 2005 and 2004            $   400,487   $    22,614
                                             =============== =============

See accompanying summary of accounting policies and notes to financial
statements.                          F-6
AMERICAN CAPITAL HOLDINGS, INC.
STATEMENTS OF CASH FLOWS-RESTATED
FOR THE YEARS ENDED MAY 31, 2005 and 2004


Reconciliation of Net Loss to Net Cash Flows Used in Operating Activities

                                                    2005         2004
                                               ------------ -------------

    Net Loss                                   $(3,178,865) $ (11,326,311)
    Cash was increased by
     Add Non-Cash Items:
       Depreciation                                 10,839          3,952
       Loss on Disposition of Common Stock       1,860,787      3,639,973
        Loss on Sale of Common Stock               343,364              -
       Comprehensive Loss                          177,325        (24,607)
        Impairment Loss                            433,956      7,235,564
       Write Off of Equipment                        6,779              -
        Bad Debt                                         -        343,995
      Increase in Accounts Payable                  79,192         27,806
      Increase in Accrued Expenses                  41,417         33,458
    Cash was decreased by
      Increase in Prepaid Expenses                  (7,207)       (87,198)
      Increase in Security Deposits                      -         (3,110)
                                             ______________  _____________
        Net Cash Flows Used in
         Operating Activities                 $   (232,413)    $ (156,478)
                                             ==============  =============



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












See accompanying summary of accounting policies and notes to financial statements.
                                     F-7
AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-RESTATED
TWELVE MONTHS ENDED MAY 31, 2005

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


                                    F-8
AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-RESTATED
TWELVE MONTHS ENDED MAY 31, 2005

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment
Management test for impairment loss of goodwill, intangible assets, and long-lived assets at least annually in accordance with SFAS 142, Goodwill and Other Intangible Assets and SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

NOTE C - BUSINESS COMBINATION

The company acquired the net assets of I.S. Direct New York, an unrelated company, through a reverse merger with its wholly owned subsidiary of I.S. Direct Agency, Inc. The acquisition was accounted for as a business combination in accordance with SFAS 141, paragraphs nine through twelve. I.S. Direct, Inc. issued its shares of American Capital common stock it received in the exchange of its stock at its inception with American Capital for the net assets of I.S. Direct New York. The assets acquired by I.S. Direct, Inc., a wholly owned subsidiary, include life and health insurance licenses to operate in all fifty states, $980,000 and website and software costs for $20,000. The two assets of I.S. Direct are included in the Consolidated Balance Sheet of American Capital Holdings, Inc. All intercompany transactions have been eliminated at consolidation.

NOTE D - NOTES RECEIVABLE

Notes Receivable at May 31, 2005 and 2004 consisted of the following:
                                                              2005      2004
 8% non-collateralized notes due on demand. Interest is     --------  --------
 payable quarterly. Included in the balance is $19,935
 of accrued interest receivable.                           $ 119,935 $ 111,963

 Nine 8% promissory notes purchased from holders of notes
 with Air Media Now, Inc.                                     11,906         -

 A 4% Note Payable with interest payable monthly. Accrued
 interest payable of $1,989 was included in the balance at
 May 31, 2004. An additional $748 of accrued interest was
 accrued in 2005. By mutual agreement between both parties,
 the note receivable and all accrued interest was written
 off in 2005. See below.                                           -    26,989

 A 5% non-collateralized surplus note that Cosmopolitan Life
 Insurance has the right to repay, provided Cosmopolitan has sufficient capital operate as a stipulated premiums life
 insurance company. Included in the balance is $3,125 of
 accrued interest. See below.                                253,125         -
                                                             -------- --------
       Total Notes Receivable                              $ 384,966 $ 138,952
                                                            ========= ========



                                     F-9
AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-RESTATED
TWELVE MONTHS ENDED MAY 31, 2005

NOTE D - NOTES RECEIVABLE (Continued)

Management has made a determination that the $25,000 note receivable from Solid Imaging, LTD was uncollectible, and has written off the amount due and accrued interest totaling $27,737 as a loss on investment. All of the other notes receivable have been determined to be collectable and therefore, management has not established an allowance for doubtful accounts.

American Capital and Cosmopolitan Life Insurance Company were in the process of merging their operations. Between December 31, 2004 and May 31, 2005 issues arose and the merger was withdrawn. American Capital and Cosmopolitan are currently in discussion regarding payment of the note receivable.

NOTE E - LOANS RECEIVABLE RELATED PARTIES

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

The loans receivable as of May 31, 2005 and 2004 consisted of the following:

                                                          2005      2004
                                                       --------  --------
    eCom eCom.com Inc.                                   1,086    27,067
    AAB National Company                                50,517         -
    A Super Deal.com, Inc.                              45,717         -
    American Environmental,Inc.                         43,973         -
    ProCard Corporation                                 43,161         -
    eSecureSoft Company                                 38,079         -
    USAS Digital, Inc.                                  36,287         -
    Swap and Shop.net Corp.                             36,028         -
    A Classified Ad, Inc.                               34,319         -
    USA Performance Products                            33,517         -
    MyZipSoft, Inc.                                     11,613         -
    Other                                                1,348         -
                                                       --------  --------
                                   Total             $ 445,645  $ 27,067
                                                       ========  ========

NOTE F - INVESTMENTS

The assets acquired by ACHI from Spaulding, and subsequently acquired by the Company from ACHI, consisted primarily of equity ownership positions in ten developing companies. The companies included: Smart Pill Holding Corp., Brilliant Roadways, Inc., @Visory, LLC., eSmokes, Inc., Efficien, Inc., IS Direct Agency, Inc., Solid Imaging, Ltd., Century Aerospace Corporation, Traffic Engine, Inc. and Metroflex, Inc.
                                     F-10
AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-RESTATED
TWELVE MONTHS ENDED MAY 31, 2005

NOTE F - INVESTMENTS (Continued)

American Capital wrote off its remaining interests in these companies with the exception of IS Direct Agency, Inc., as a charge to Write Off of Investments in the amount of approximately $ 3.4 million on the May 31, 2004, financial statements.

Available-for-Sale Securities
eCom eCom.com, Inc. is a Florida Corporation and trades on the OTC/PINK:ECEC. The company, which was the former parent of USA SportsNet Company, now American Capital Holdings, Inc., owns 1,437,100 common shares of eCom. The Company's investment amounts to 2.9% of the outstanding shares of eCom. The cost for this investment as of May 31, 2005 was $254,869. At May 31, 2005, the market value based on a closing bid price of 0.05 per share was $81,355. The difference in cost versus market value is recorded as an unrealized holding loss of $177,325 in the Consolidated Statement of Operations at May 31, 2005.

NOTE G - PROPERTY AND EQUIPMENT

Equipment is stated at cost less depreciation. As of May 31, 2005, equipment consisted of computer hardware, software, and office furniture and equipment. Depreciation expense of $10,549 and $3,952 has been recorded for the years ending May 31, 2005 and 2004 respectively.

NOTE H - PREPAID EXPENSES

Prepaid expenses consist principally of amounts paid for auditing work for the Company, along with marketing and research material to be used for investor relations.

NOTE I - INTANGIBLE ASSETS

Intangible assets consist of website and software costs for $20,000, and fees related to applications for patents and trademarks, $7,649 and $8,938 for 2004 and 2005 respectively. The intangible assets have not been placed into service, therefore, no amortization has been computed.

NOTE J - OTHER ASSETS

Other assets consist primarily of security deposits on the lease of office facilities.

NOTE K - LOAN PAYABLE RELATED PARTY

A non-interest bearing, non-collateralized loan payable to a related company in the amount of $29,511 is due on demand. The company reduced the balance of the loan payable at May 31, 2004 by paying principal of $28,170.





                                     F-11
AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-RESTATED
TWELVE MONTHS ENDED MAY 31, 2005

NOTE L - NOTES PAYABLE

Promissory Notes Payable as of May 31, 2005 and 2004 consisted of:

                                                    May 31, 2005  May 31, 2004
                                                  -------------- -------------
Six 10% non-collateralized loans that have
various maturities throughout 2005. These loans
have been reduced by the amount of the value
assigned to the detachable warrants.                 $ 450,450     $ 499,950
                                                     ----------    ---------
     Total Notes Payable                               450,450       499,950
     Less Current Portion                             (450,450)     (499,950)
                                                     ----------    ---------
     Net Long-term Debt                              $       0     $       0
                                                     ==========    =========
The short-term notes payable mature as follows:
     May 31, 2005                                    $ 450,450     $ 499,950

Two non-interest bearing, non-collateralized loans
due on demand                                          590,027       340,027
                                                    ----------     ---------
                          Total Notes Payable       $1,040,477     $ 839,977
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

NOTE M - WARRANTS

The Company has issued 1,005,000 detachable warrants for each dollar of debt as described in Note K above. Management has determined that the value of the detachable warrants to be $.01 on the date of issuance and have charged paid in capital $10,050 during the period. Each warrant entitles the holder to purchase one (1) share of common stock at $.01. The Company also issued 400,000 warrants to one of the former owners of IS Direct Agency for providing his insurance licensing in all fifty states. The warrants can be exercised for $.01 each. An additional 216,209 warrants were issued in connection with the Spaulding acquisition, one warrant for every ten shares owned. Each unit of Spaulding entitled the owner to one warrant with an exercise price of $6.00 each. The warrants are considered out of the money and are, therefore, not valued.



                                     F-12
AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-RESTATED
TWELVE MONTHS ENDED MAY 31, 2005

NOTE N - DIVIDENDS

The company, in the current year, bought a controlling interest in common stock in the ten spin off companies as listed in Note E for various amounts. (eCom eCom not being one of the ten companies.) The Board of Directors made the decision that it did not want American Capital to be a holding company and, therefore, approved a dividend to its stockholders of the stock of each of its ten companies. Each shareholder of American capital received a prorated share of the common stock of each of the ten companies it had previously acquired.

NOTE O - COMMITMENTS AND CONTINGENCIES

The Company leases approximately 1,231 square feet office facilities in Palm Beach Gardens, Florida under an operating lease of $3,478 per month which expires on January 31, 2006. ISDA leases approximately 200 square feet of office facilities in Buffalo, NY under a month-to-month agreement of $425.00 per month.

Future minimum lease payments including sales tax as of May 31, 2005 are:
Fiscal Years ending:

            May 31, 2006                      $ 28,247
                                              --------
            Total Minimum Lease Payments      $ 28,247

Rent expense for the twelve month period ending May 31, 2005 was $39,634.

NOTE P - INCOME TAXES

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carry-forward as of May 31, 2005 totals approximately $15,000,000. These carry-forwards, which will be available to offset future taxable income, expire beginning in May 31, 2024.

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

Deferred taxes also are recognized for operating losses and tax credits that are available to offset future taxable income and income taxes, respectively. A valuation allowance is provided if it is more likely than not that some or all of the deferred tax assets will not be realized.
                                     F-13
AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-RESTATED
TWELVE MONTHS ENDED MAY 31, 2005

NOTE Q - STOCKHOLDERS' EQUITY

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

NOTE R - CHANGE IN ACCOUNTING PRINCIPLE/ERROR

For the year ended May 31, 2004, management determined that goodwill in the amount of $7,229,071 was impaired, and marketable securities in the amount of $2,933,019 had no value and, therefore, recognized impairment loss and a loss on investment in common stock in the May 31, 2004 Restated Consolidated Statement of Operations. These individual assets were purchased on February 29, 2004 from ACHI and included numerous equity interests and other holdings of Spaulding Ventures, Inc. In addition, Goodwill in the amount of $980,000 was reclassified as Insurance Licenses. The Insurance Licenses are an asset of the wholly owned subsidiary of IS Direct, Inc. The Net Loss for the period ended May 31, 2004 was increased by $10,152,040, the deficit in Retained Earnings was increased by $10,689,644 and Accumulated Comprehensive Loss of $512,997 changed from $512,997 to an Accumulated Comprehensive Gain of $24,607.

For the year ended May 31, 2005, management has determined that marketable securities with a fair value of $433,956 should be written off due to the fact that the American Capital Holdings, Inc., owner of approximately 90% of the outstanding shares of common stock of Air Media Now, Inc., is unable to dispose of any of their controlling interest because there are no remaining assets in Air Media Now and to sell them would be unethical. Air Media now is traded on the pink sheets. This charge off increased the May 31, 2005 Net Loss by $433,956 and the Retained Deficit by a similar amount.

In addition, $1,025,699 was in advertently recorded as a "Declared Dividend" in the current asset section of the May 31, 2005 balance sheet. This amount has been correctly reclassified to Retained Earnings.



                                     F-14
AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-RESTATED
TWELVE MONTHS ENDED MAY 31, 2005

NOTE S - DEFERRED TAX ASSET

Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company's assets and liabilities. Temporary differences, net operating loss carry forwards and valuation allowances comprising the net deferred taxes on the balance sheets is as follows:
                                             May 31, 2005   May 31, 2004
                                             ------------   ------------
       Loss carry forward for tax purposes   $(15,000,000)  $ 11,000,000
                                             ============   ============
       Deferred tax asset (34%)                 5,100,000      3,740,000
       Valuation allowance                     (5,100,000)    (3,740,000)
                                             -------------  -------------
       Net deferred tax asset                          -            -
                                             =============  =============
No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carry-forward as of May 31, 2005 was approximately $3,608,116. These carry-forwards, which will be available to offset future taxable income, will expire through the year 2024.

The Company does not believe that the realization of the related net deferred tax asset meets the criteria required by generally accepted accounting principles and, accordingly, the deferred income tax asset arising from such loss carry forward has been fully reserved.

NOTE T - RELATED PARTY TRANSACTIONS

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

NOTE U - RECENT ACCOUNTING PRONOUNCEMENTS

The FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations with an effective date for financial statements issued for fiscal years beginning after June 15, 2002. The statement addresses financial accounting and reporting for obligations related with the retirement of tangible long-lived assets and the costs associated with asset retirement. The statement requires The recognition of retirement obligations which will, therefore,
                                     F-15
AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-RESTATED
TWELVE MONTHS ENDED MAY 31, 2005

NOTE U - RECENT ACCOUNTING PRONOUNCEMENTS (Continued) generally increase liabilities; retirement costs will be added to the carrying value of long-lived assets, therefore, assets will be increased; and depreciation and accretion expense will be higher in the later years of an assets life than in earlier years. The Company adopted SFAS No. 143 at January 1, 2002. The adoption of SFAS No. 143 had no impact on the Company's operating results or financial positions.

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

Goodwill and intangible assets acquired prior to July 1, 2001 will continue to be amortized and tested for impairment in accordance with pre-SFAS No. 142 requirements until adoption of SFAS No. 142. Under the provision of SFAS No.142, intangible assets with definite useful lives will be amortized to their estimated residual values over those estimated useful lives in proportion to the economic benefits consumed. Such intangible assets remain subject to the impairment provisions of SFAS No. 121. Intangible assets with indefinite useful lives will be tested for impairment annually in lieu of being amortized. The impact of adopting SFAS Nos. 141 and 142 will not cause a material change in the Company's consolidated financial statements as of the date of this report.
                                     F-16


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

Name                     Age                Positions Held
-------------------------------------------------------------------------
Barney A. Richmond        54                Chairman/President/Secretary
                                                   Director

Richard C. Turner         46                 Treasurer/Chief Financial
Officer/Director

Matthew Salmon            47                 Director

Barry M. Goldwater, Jr.   67                 Director

Douglas Sizemore          75                 Director

Norman E. Taplin          55                 Director

Michael Camilleri         52                 Director

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

Richard C. Turner has been Treasurer and Chief Financial Officer of the Company since June 2001, and became a Director of the Company in February 2004. From September 1990, until he joined the Company in June 2001, Mr. Turner was employed as an accountant by Glenn G. Schanel, CPA, where he was responsible for corporate and individual tax returns, business write-up services, and business consulting services, including computer and database management. Prior to 1990, Mr. Turner was Vice President of Finance at First American Bank, Lake Worth, Florida, where he was responsible for the bank's financial reporting, budgeting and cost accounting. Mr. Turner served as CFO of eCom eCom.com, Inc. until December 26, 2004. Mr. Turner's resignation from eCom on December 26, 2004, was
not accepted by the Board of Directors of eCom.   Mr. Turner remained CFO and
continued to act as Interim President of eCom until Mr. Richmond was appointed CEO of eCom by the Bankruptcy Court on June 6, 2005.

Michael Camilleri has been a Director of the Company since November 2004, and holds a number of positions within the insurance industry. He is a principal of Preferred Insurance Capital Consultants, LLC. Preferred specializes in actuarial, litigation support and insurance management consulting services. Mr. Camilleri serves as a director and General Counsel of First Commercial Insurance Company, and as a director and officer of various insurance related affiliates of First Commercial. Mr. Camilleri is also President of Newport Star Reinsurance Company, Inc.; a director and Vice President of CEIB Marketing Group, LLC; President, Treasurer and Vice President of Spoleto Holdings, LLC; and Manager of Power One Real Estate Investments, LLC. Within the last five years, Mr. Camilleri has also served as Secretary of Accident Insurance Company, Inc., President and CEO of AmTrust Insurance Company, and Senior Vice President of Insurance Services Offices, Inc. From 1996 to 1999, he was President of Insurance Data Resources, Inc. (IDR) and IDR Statistical Services, Inc. (IDRSS), national workers compensation rating organizations. Prior to joining IDR in 1996, Mr. Camilleri was a senior partner and head of the insurance regulatory and health practices for Adorno & Zeder, P.A. From 1978 to 1991 he was with the National Council on Compensation Insurance, Inc. (NCCI), where he served as Senior Vice President and General Counsel. At NCCI, Mr. Camilleri directed the Legal, National Affairs, Public Affairs and Residual Markets division. During his career with NCCI, he managed countrywide workers compensation assigned risk plans and reinsurance pools, established a prototype National Affairs Department, managed all internal and external affairs, provided oversight on multi state and federal issues including testimony before U.S. Congress, and served as Secretary to the Board of Directors. Mr. Camilleri is the author of
                                    37

AMERICAN CAPITAL HOLDINGS, INC.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS.   (CONTINUED)

texts and articles on workers compensation and health care and is a frequent speaker on workers compensation and health related issues at national conferences.

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








                                     38
AMERICAN CAPITAL HOLDINGS, INC.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

As of May 31, 2005, there were a total of 17,398,903 shares of the Company's stock outstanding. In addition, as of May 31, 2005, there were 1,300,000 shares of common stock subscribed for, but not yet issued, pursuant to the conversion of certain convertible notes previously issued by the Company and subscription agreements. In addition, the Company has issued warrants to purchase an additional 1,931,209 shares of common stock, and has committed to issue another 4,500,000 warrants to purchase common stock. The table below shows the number of shares of common stock held as of May 31, 2005, by (a) each director and executive officer of the Company, (b) the directors and executive officers of the Company as a group, and (c) each person known by us to be the beneficial owner of more than 5% of the Company's outstanding stock. All percentages assume the shares currently subscribed for are issued and assumes all of the warrants are issued and exercised.

AMERICAN CAPITAL HOLDINGS, INC.
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. (CONTINUED)


                                          Number of          % of Shares
Name and Address                          Shares Owned       Outstanding
-----------------------                  --------------   ---------------
Barney A. Richmond, Director & President      7,084,048           28.2%
601 Seafarer Circle
Jupiter, FL 33477

Richard C. Turner, Director &
Chief Financial Officer                         230,870             .9%
4200 Oak Street
Palm Beach Gardens, FL 33418

Matthew Salmon, Director                        500,000(1)          2.0%
2700 N. 3rd Street, Suite 2012
Phoenix, AZ  85004

Barry M. Goldwater, Jr., Director               250,000(1)          1.0%
3104 E. Camelback, Suite 274
Phoenix, AZ  85016

Douglas Sizemore, Director                      250,000(1)          1.0%
707 Rambling Road
Johnson City, TN 37604

Norman E. Taplin, Director                      250,000(1)          1.0%
1555 Palm Beach Lakes Blvd, Ste 1510
West Palm Beach, FL 33401

Michael Camilleri, Director                     250,000(1)          1.0%
2101 NW Corporate Blvd. Suite 415
Boca Raton, FL 33431

David W. Pong(2)                              2,000,000             8.0%
161 San Antonio Way
Sacramenta, CA 95819

All Directors & Executive Officers
 as a group (7 persons)                       8,814,918            35.1%

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

 3.1  Amended Articles of Incorporation dated November 15, 2004
      (incorporated by reference to the Company's Form 10-SB/A filed January 11, 2005)

 3.2 Bylaws of the Company (incorporated by reference to the Company's Form 10-SB filed May 24, 2004)

 31.1 Certification of principal executive officer

 31.2 Certification of principal financial officer

 32   Section 1350 Certification

 99.1 Press Release from eCom eCom.com announcing spin off plan
      (incorporated by reference to the Company's Form 10-KSB filed August 29, 2005)

 99.2 Court Orders from Involuntary Bankruptcy Petition of eComeCom.com, Inc. (incorporated by reference to the Company's Form 10-KSB filed August 29, 2005)


(b) Reports on Form 8-K

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

Dated  December 1, 2005

      -----------------

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By   /s/ Barney A. Richmond
     ----------------------
   Barney A. Richmond, Principal Executive Officer

Dated  December 1, 2005

      -----------------

AMERICAN CAPITAL HOLDINGS, INC.



By   /s/ Richard C. Turner
     ---------------------
     Richard C. Turner, Chief Financial Officer and Director

Dated  December 1, 2005

     -----------------


By   /s/ Michael Camilleri
     ---------------------
   Michael Camilleri, Director

Dated  December 1, 2005

     -----------------

By   /s/ Norman E. Taplin
     --------------------
     Norman E. Taplin, Director

Dated   December 1, 2005

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

Date: December 1, 2005

/s/ Barney A. Richmond
----------------------------------
Barney A. Richmond, Principal Executive Officer
AMERICAN CAPITAL HOLDINGS, INC.

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

Date: December 1, 2005

/s/ Richard C. Turner
------------------------
Richard C. Turner, Chief Financial Officer

AMERICAN CAPITAL HOLDINGS, INC.


Exhibit 32
In connection with the Annual Report of American Capital Holdings, Inc. (the "Company") on Form 10-KSB/A for the period ending May 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Barney A. Richmond, President of the Company, and Richard C. Turner, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

        (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Barney A. Richmond
---------------------------
Barney A. Richmond, Principal Executive Officer
December 1, 2005


/s/ Richard C. Turner
---------------------------
Richard C. Turner, Chief Financial Officer
December 1, 2005