Form 10QSB
period 2005-11-30
AMERICAN CAPITAL HOLDINGS INC
filed 2006-01-17
CIK 1288012

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                Form 10-QSB
           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended November 30, 2005
                     Commission File Number 000-50776

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

As of November 30, 2005 the issuer had 18,658,680 shares of common stock, $.0001 Par Value, outstanding.

Transitional Small Business Disclosure format:  Yes [   ]   No [ X ]


















AMERICAN CAPITAL HOLDINGS, INC.          Form 10-QSB      NOVEMBER 30, 2005

                                       INDEX
                                                                    PAGE NO.

PART I    FINANCIAL INFORMATION

ITEM 1    FINANCIAL STATEMENTS

          Report of Independent Registered Public Accounting Firm . .  3

          Consolidated Balance Sheets
           November 30, 2005 and 2004 . . . . . . . . . . . . . . . .  4

          Consolidated Statement of Operations
           Six Months Ended November 30, 2005 and 2004  . . . . . . .  5

          Consolidated Statement of Operations
           Three Months Ended November 30, 2005 and 2004  . . . . . .  6

          Consolidated Statement of Changes in Shareholders' Equity
           from May 31, 2004 Through November 30, 2005  . . . . . . .  7

          Consolidated Statement of Cash Flows
           for the Six Months Ended November 30, 2005 and 2004  . . .  8

          Notes to Consolidated Financial Statements  . . . . . . . . 10


ITEM 2 Management's Discussion and Analysis or Plan of Operation  . . 18

ITEM 3 Controls and Procedures  . . . . . . . . . . . . . . . . . . . 22


PART II       OTHER INFORMATION


ITEM 1 Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . 23

ITEM 2 Unregistered Sales Of Equity Securities and Use Of
       Proceeds . . . . . . . . . . . . . . . . . . . . . . . . . . . 23

ITEM 3 Defaults Upon Senior Securities  . . . . . . . . . . . . . . . 23

ITEM 4 Submission Of Matters to a Vote Of Security Holders. . . . . . 23

ITEM 5 Other Information  . . . . . . . . . . . . . . . . . . . . . . 23

ITEM 6 Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . 23

SIGNATURES AND CERTIFICATIONS . . . . . . . . . . . . . . . . . . . . 23





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


            Report of Independent Registered Public Accounting Firm


To the Board of Directors and Stockholders
American Capital Holdings, Inc.
Palm Beach Gardens, Florida

We have reviewed the accompanying consolidated balance sheet of American Capital Holdings, Inc. as of November 30, 2005 and 2004 and the related consolidated statements of operations, for three and six month periods ended November 30, 2005 and 2004, the statement of changes in shareholders' equity from May 31, 2004 through November 30, 2005, and the statement of cash flows for the six month periods ended November 30, 2005 and 2004. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquires of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.



/s/Wieseneck, Andres & Company, P.A.


North Palm Beach, Florida
January 16, 2006









                                     3
AMERICAN CAPITAL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEET
                                             NOVEMBER 30, 2005 NOVEMBER 30, 2004
 ASSETS
    Current Assets
         Cash and Cash Equivalents              $     186,495  $      33,618
         Notes Receivable                             134,227        155,353
         Loans Receivable Related Parties             265,686        380,447
         Prepaid Expenses                              82,102        103,749
         Marketable Securities                          8,136      3,517,000
         Other Current Assets                               -        250,000
                                                  ------------   ------------
             Total Current Assets                     676,646      4,440,167
                                                  ------------   ------------

    Property and Equipment, net                        40,180         52,765
                                                  ------------   ------------
    Other Assets
         Intangible Assets, net                        28,938         28,603
         Goodwill                                     980,000      8,209,071
         Security Deposit                               3,110          3,110
                                                  ------------   ------------
             Total Other Assets                     1,012,048      8,240,784
                                                  ------------   ------------
TOTAL ASSETS                                    $   1,728,874  $  12,733,716
                                                  ============   ============
LIABILITIES & STOCKHOLDERS' EQUITY
  Liabilities
         Current Liabilities
            Accounts Payable                    $     139,242  $      20,640
            Accrued Expenses                          149,589         21,945
            Loan Payable Related Parties              254,352        276,082
            Current Portion of Notes
                and Loans Payable                     325,450      1,049,977
                                                  ------------   ------------
            Total Current Liabilities                 868,633      1,368,644
                                                  ------------   ------------
     Total Liabilities                                868,633      1,368,644
                                                  ------------   ------------
     Stockholders' Equity
         Common Stock $.0001 par value, 100 million
          shares authorized, 18,658,680 and
          16,018,903 shares issued and outstanding
          800,000 and 1,325,000 unissued                1,946          1,732
         Paid-in-Capital                           17,520,646     14,981,333
         Retained Earnings Deficit                (16,436,413)    (1,231,002)
         Accumulated Comprehensive Loss              (225,938)    (2,386,991)
                                                  ------------   ------------
  Total Stockholders' Equity                          860,241     11,365,072
                                                  ------------   ------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY         $  1,728,874  $  12,733,716
                                                  ============   ============

Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

                                     4
AMERICAN CAPITAL HOLDINGS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED
NOVEMBER 30, 2005 AND 2004

                                          NOVEMBER 30, 2005   NOVEMBER 30, 2004

       Revenues
               Net Sales                       $          -      $        123
               Cost of Sales                         (4,977)           (8,079)
                                                ------------      ------------

                   Gross Profit                      (4,977)           (7,956)

       Operating Expenses
               General and Administrative           261,393           488,385
               Sales and Marketing                    2,000            15,357
               Amortization                               -                 -
                                                ------------      ------------
             Total Operating Expenses               263,393           503,741

                                                ------------      ------------
             Loss from Operations                  (268,370)         (511,698)
                                                ------------      ------------
       Other Income (Expense)
               Interest Income                        2,429             4,943
               Interest Expense                     (18,260)          (24,659)
               Loss on Disposition
                  of Marketable Securities         (215,363)          (48,364)
                                                ------------      ------------
                   Net Other Expenses              (231,192)          (68,081)
                                                ------------      ------------
    Net Loss                                       (499,562)         (579,778)

       Comprehensive Income / (Loss)
           Unrealized Holding Loss During Period    (73,220)       (1,873,994)

                                                ------------      ------------
    Net Loss and Comprehensive Loss            $   (572,782)     $ (2,453,772)
                                                ============      ============


Basic and Diluted
 Net Loss Per Common Share                     $       (.03)     $       (.04)
                                                ============      ============


Weighted Average Shares Outstanding              18,233,805        15,723,903
                                                ============      ============



Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.


                                     5
AMERICAN CAPITAL HOLDINGS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED
NOVEMBER 30, 2005 AND 2004

                                          NOVEMBER 30, 2005   NOVEMBER 30, 2004

       Revenues
               Net Sales                       $          -      $         57
               Cost of Sales                         (2,554)           (4,069)
                                                ------------      ------------

                   Gross Profit                      (2,554)           (4,012)

       Operating Expenses
               General and Administrative           208,114           243,224
               Sales and Marketing                        -             1,806
               Amortization                               -                 -
                                                ------------      ------------
             Total Operating Expenses               208,114           245,029

                                                ------------      ------------
             Loss from Operations                  (210,668)         (249,041)
                                                ------------      ------------
       Other Income (Expense)
               Interest Income                           18             2,479
               Interest Expense                     (15,622)          (12,054)
               Gain (Loss) on Disposition
                  of Marketable Securities           50,001           (55,000)
                                                ------------      ------------
                   Net Other Income/(Expense)        34,396           (64,575)
                                                ------------      ------------
    Net Loss                                       (176,272)         (313,617)

       Comprehensive Income / (Loss)
           Unrealized Holding Loss During Period    (26,034)         (757,674)

                                                ------------      ------------
    Net Loss and Comprehensive Loss            $   (202,305)     $ (1,071,290)
                                                ============      ============


Basic and Diluted
 Net Loss Per Common Share                     $       (.01)     $       (.02)
                                                ============      ============


Weighted Average Shares Outstanding              18,646,966        15,723,903
                                                ============      ============



Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.


                                     6
AMERICAN CAPITAL HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FROM MAY 31, 2004 THROUGH NOVEMBER 30, 2005

                                  Add'l Paid
               Number of  At Par  in Capital            Accum. other      Total
                  Shares   Value  & Treasury  Retained  Comprehen-  Stockholder
                  Issued  $.0001    Stock      Deficit   sive Inc.       Equity
                ---------- ------ ----------- ---------- ---------- -----------
Bal 5/31/04   15,723,903 $1,702 $14,681,363 $(11,350,918) $  24,607 $3,356,754

Sale of 1,675,000
shares Common
Stock          1,675,000    168   1,899,832            0          0  1,900,000

Accumulated other
Comprehensive Loss     0      0           0            0   (177,325)  (177,325)

Dividend Paid          0      0           0   (1,025,699)         0 (1,025,699)

Net Operating Loss     0      0           0   (3,001,540)         0 (3,001,540)
             ----------- ------- ---------- ------------  ---------- ----------
Bal 5/31/05   17,398,903  1,870  16,581,195  (15,378,157)  (152,718) 1,052,190

Sale of 733,777
 shares Common
 Stock           733,777     73     892,454           -          -     892,527

Issuance of
 500,000 shares
 previously recorded
 as unissued     500,000      -           -           -          -           -

Sale of 26,000
 shares Common
 Stock            26,000      3      46,997           -          -      47,000

Comprehensive Loss
 6/01/05 to 11/30/05   -      -           -           -     (73,220)   (73,220)

Dividends Declared     -      -           -     (558,694)         -   (558,694)

Net Operating Loss     0      0           0     (499,562)         0   (499,562)
             ----------- ------- ----------- ------------ ---------- ----------
Bal 11/30/05  18,658,680 $1,946 $17,520,646 $(16,436,413) $(225,938) $ 860,241
             =========== ======= =========== ============ ========== ==========



Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

                                     7




AMERICAN CAPITAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2005 AND 2004

                                          NOVEMBER 30, 2005  NOVEMBER 30, 2004


Cash Flows From Operating Activities
    Cash received from customers               $          0      $        123
    Cash paid to suppliers of goods
        and services                                (77,769)         (570,201)
    Income Taxes Paid                                     -                 -
    Interest Paid                                   (12,604)          (14,863)
    Interest Received                                    24               448
                                              _______________  _______________
        Net Cash Flows Used in
         Operating Activities                       (90,349)         (584,493)
                                              _______________  _______________
Cash Flows From Investing Activities
    Purchase of Equipment                            (6,563)           (1,400)
    Deposit Made on Insurance Carrier into Escrow         0          (250,000)
    Return of Investment Deposit                     10,000                 0
    Sale of Marketable Securities                         0           821,636
    Purchase of Marketable Securities                     0          (377,348)
    Purchase of Promissory Note                           0           (11,906)
                                              _______________  _______________
        Net Cash Flows Provided By
         (Used In) Investing Activities              (3,437)          180,982
                                              _______________  _______________
Cash Flows From Financing Activities
    Loans from Related Companies                    167,907           882,736
    Loans to Related Companies                      (62,000)                0
    Repayment of Loans from Related Companies      (176,677)         (978,221)
    Payment for Debtor in Possession financing     (115,186)                0
    Proceeds from Sale of Stock                     190,750           545,000
    Payments on Notes Payable                      (125,000)          (35,000)
                                              _______________  _______________
        Net Cash Flows Provided By
         Financing Activities                      (120,206)          414,515
                                              _______________  _______________
Net Increase / (Decrease) in Cash                  (213,992)           11,004

Cash and Cash Equivalents at
 Beginning of Period, June 1, 2005 and 2004         400,488            22,614
                                              _______________  _______________
Cash and Cash Equivalents at
End of Period, November 30, 2005 and 2004      $    186,495     $      33,618
                                              ===============  ===============





Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

                                     8
AMERICAN CAPITAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2005 AND 2004


Reconciliation of Net Loss to Net Cash Flows Used in Operating Activities

                                           NOVEMBER 30, 2005 NOVEMBER 30, 2004

    Net Income (Loss)                          $   (572,782)     $ (2,453,772)
    Cash was increased by:
        Increase in accrued expenses
         Other Comprehensive Income                  73,220         1,873,994
         Bad Debt                                   262,237                 0
         Depreciation                                 4,977             8,079
         Increase in Accrued Expenses                97,151            10,924
         Increase in Accounts Payable                32,244                 0
         Decrease in Prepaid Expenses                12,604
    Cash was decreased by
         Decrease in Accounts Payable                     0            (7,166)
         Increase in Prepaid Expenses                     0           (16,552)
                                              _______________  _______________
        Net Cash Flows Used in
         Operating Activities                  $    (90,349)    $    (584,493)
                                              ===============  ===============
















Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.













                                     9
AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2005

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

Investments
Investments are stated at the lower of cost or market value.
                                    10

AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2005

NOTE C -  NOTES RECEIVABLE

Notes Receivable at November 30, 2005 consist of the following: 2005      2004
   8% non-collateralized notes due on demand.              --------- ---------
   Interest is payable quarterly.  Included in the balance
   Is $21,945 of accrued interest receivable.              $ 122,321 $ 115,957

   A 4% note convertible to common stock of
   Solid Imaging, LTD, interest is payable at maturity.            -    27,490

   Nine 8% promissory notes purchased from holders of notes
   With Air Media Now, Inc.                                   11,906    11,906

   A 5% non-collateralized surplus note that Cosmopolitan Life Insurance has the right to repay, provided Cosmopolitan has sufficient capital to operate as a stipulated premiums life insurance company.
   Included in the balance is $12,238 of accrued interest.         -         -
                                                           --------- ---------
       Total Notes Receivable                              $ 134,227 $ 155,353
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

NOTE D - LOANS RECEIVABLE RELATED PARTIES

The loans receivable from related corporate entities are non-collateralized, non-interest bearing and are due on demand. As of November 30, 2005, eCom, a related party, owed American Capital $186,334. As of November 29, 2004, eCom has been adjudicated as a Chapter 11 Debtor in the involuntary bankruptcy proceedings of the United States Bankruptcy Court - Southern District of Florida (In Re: Case No. 04-34535 BKC-SHF). Pending bankruptcy court approval of eCom's Reorganization Plan, which is expected in due course, there should not be a material affect on the financial condition of American Capital.

The loans due American Capital as of November 30, 2005 are as follows:
    eCom eCom.com Inc.         186,334
    American Environmental,Inc. 48,624
    USA Performance Products     3,783
    US Insurance Management     25,516
    Other                        1,429
                              ---------
        Total                $ 265,686
                              =========



                                    11
AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2005

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

Available-for-Sale Securities:

eCom eCom.com, Inc. is a Florida Corporation and trades on the OTC/PINK:ECEC. The company, which was the former parent of USA SportsNet Company, now American Capital Holdings, Inc., owns 1,437,100 common shares of eCom. The Company's investment amounts to 2.9% of the outstanding shares of eCom. The cost for this investment as of November 30, 2005 was $254,869. On November 30, 2005 the market value based on a closing bid price of 0.005 per share was $8,136. The difference in cost versus market value is recorded as a deficit in Accumulated Other Comprehensive Income of $246,733.

NOTE F - PROPERTY AND EQUIPMENT

Equipment is stated at cost less depreciation. As of November 30, 2005, equipment consisted of computer hardware, software, and office furniture and equipment. Depreciation expense of $4,977 and 8,079 has been recorded for the six months ending November 30, 2005 and 2004 respectively.

NOTE G - PREPAID EXPENSES

Prepaid expenses consist principally of amounts paid for auditing work for the Company, along with marketing and research material to be used for investor relations.

NOTE H - INTANGIBLE ASSETS

Intangible assets consist of website and software development costs for IS Direct, and fees related to applications for patents and trademarks.
Air Media Now!, Inc. is a Florida Corporation and trades on the OTC/PINK:AMNW. On February 29, 2004, a stockholder of the Company contributed 53,660,374 shares of Air Media Now!, Inc. to the Company as additional paid in capital. American Capital Holdings, Inc. owns 53,660,374 common shares of Air Media Now!, Inc. which amounts to approximately 90% of the outstanding shares of Air Media Now!, Inc. The cost for this investment as of August 31, 2005 was $3,469,622. On August 31, 2005 the market value based on a closing bid price of .007 per share was $433,956. The only asset of Air Media Now!, Inc. is the right to certain intellectual property. On May 31, 2005 management determined that this intellectual property did not have any realizable value and has recorded a loss on this investment of $3,469,622.
                                    12
AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2005

NOTE I - OTHER ASSETS

Other assets consist primarily of security deposits on the lease of office facilities.

NOTE J - Loan Payable Related Party

A non-interest bearing, non-collateralized loan payable to a related company in the amount of $29,511 is due on demand. As of November 30, 2005 loans payable to shareholders in the amount of $254,352 are due on demand.

NOTE K - NOTES PAYABLE

Promissory Notes as of November 30, 2005 consisted of:
                                                  Nov. 30, 2005  Nov. 30, 2004
                                                  -------------- -------------
Four interest bearing, non-collateralized loans.  the
The loans have various maturities throughout 2005.   $ 325,450     $ 459,950
                                                     ----------    ---------
     Total Notes Payable                               325,450       459,950
     Less Current Portion                             (325,450)     (459,950)
                                                     ----------    ---------
     Net Long-term Debt                              $       0     $       0
                                                     ==========    =========
The short-term notes payable mature as follows:
     November 30, 2005                               $ 325,450     $ 459,950

Two non-interest bearing, non-collateralized loans
 due on demand                                       $       0    $  590,027
                                                    ----------     ---------
                          Total Notes Payable       $  325,450    $1,049,977
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

NOTE L - WARRANTS

The Company has issued 1,005,000 detachable warrants for each dollar of debt as described in Note K above. Management has determined that the value of the detachable warrants to be $.01 on the date of issuance and have charged paid in capital $10,050 during the period. Each warrant entitles the holder to purchase one (1) share of common stock at $.01. The Company also issued 400,000 warrants to one of the former owners of IS Direct Agency for providing his insurance licensing in all fifty states. The warrants can be exercised for $.01 each. An additional 216,209 warrants were issued in connection with the Spaulding
                                    13

AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2005

NOTE L - WARRANTS (CONTINUED)

acquisition, one warrant for every ten shares owned. Each unit of Spaulding entitled the owner to one warrant with an exercise price of $6.00 each.

The following is a summary of warrants through:
                                                   Nov. 30, 2005 Nov. 30, 2004

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

Future minimum lease payments including sales tax as of November 30, 2005 are:
Fiscal Years ending:

            May 31, 2006                        10,859
                                              --------
            Total Minimum Lease Payments      $ 10,859

Rent expense for the six month period ending November 30, 2005 was $23,416.


NOTE N - INCOME TAXES

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception.
The Company's net operating loss carry-forward as of November 30, 2005 totals approximately $11,095,000. These carry-forwards, which will be available to offset future taxable income, and expire beginning in May 31, 2024.

The Company does not believe that the realization of the related net deferred tax asset meets the criteria required by generally accepted accounting principles and, accordingly, the deferred income tax asset arising from such loss carry forward has been fully reserved.




                                    14

AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2005


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




                                    15


AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2005

NOTE P - DEFERRED TAX ASSET (CONTINUED)

                                            Nov. 30, 2005 Nov. 30, 2004
                                            ------------- --------------
         Loss carry forward for tax purposes$(11,095,000) $ (1,059,411)
                                            ============= ==============
         Deferred tax asset (34%)              3,772,300       360,200

         Valuation allowance                  (3,772,300)     (360,200)
                                            ------------- --------------
         Net deferred tax asset             $          -  $          -
                                            ============= ==============
No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carry-forward as of November 30, 2005 was approximately $11,095,000. These carry-forwards, which will be available to offset future taxable income, will expire through the year 2024.

The Company does not believe that the realization of the related net deferred tax asset meets the criteria required by generally accepted accounting principles and, accordingly, the deferred income tax asset arising from such loss carry forward has been fully reserved.

NOTE Q - RELATED PARTY TRANSACTIONS

The Company has receivables due from nine related entities. eCom eCom.com, Inc. owes $186,334 for services paid to the Company's transfer agent and accountant, including $100,000 of debtor-in-possession financing, as authorized by the United States Bankruptcy Court, Case No. 04-35435-SHF. Freedom 4 Wireless, Inc. owed the Company $670,199 for working capital and inventory purchased by ACHI, and for investments into the company between March 2004 and June 2004. On February 1, 2005, this investment was converted into 47,457,356 shares of MyZipSoft, Inc. common stock. Additional advances were made after February 1, 2005, resulting in a balance due from MyZipSoft of $108,262. On August 31, 2005 10,826,190 of shares of MyZipSoft were issued to American Capital Holdings. These MyZipSoft shares where distributed to the shareholders
of American Capital Holdings on August 31, 2005.   Additional advances to
support operations were made into each of the following eight spin-offs of eCom; A Super Deal.com, Inc, Swap and Shop.net Corp, A Classified Ad, Inc, AAB National Company, Pro Card Corporation, USAS Digital Inc, USA Performance Products, and eSecureSoft Company. These related party transactions totaled $377,664, on August 31, 2005 and an additional $72,767 during the three months ending November 30, 2005. The following shares where issued to American Capital Holdings by the following companies as compensation for these advances and services.

Shares issued to American Capital Holdings during the six months ended November 30, 2005 and distributed to the shareholders of American Capital Holdings, Inc. to shareholders of record of American Capital Holdings as of August 31, 2005 and November 30, 2005 are as follows:


                                    16

AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2005

NOTE Q - RELATED PARTY TRANSACTIONS - (CONTINUED)
                          Shares distributed        Shares distributed
Company name              on August 31, 2005        on November 30, 2005
----------------------    -----------------        ---------------------
eSecureSoft Company       6,560,606                       483,531
USAS Digital              4,502,351                     1,050,875
Pro Card Corporation      5,265,896                     1,463,125
AAB National              7,099,350                       952,500
A Classified Ad           3,694,725                     1,722,500
Swap and Shop             3,886,226                       747,475
A Super Deal              6,757,351                       856,750
MyZipSoft                10,826,190                             0

The Company has received loans from various Officers and Directors. As of November 30, 2005, the company owes $170,335 to Barney Richmond and $22,854 to Richard Turner.


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

In April 2002, the FASB issued SFAS No. 145, "Rescission of the FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS No. 145"). SFAS No. 145 eliminates the requirement to classify gains and losses from the extinguishment of indebtedness as extraordinary, requires certain lease modifications to be treated the same as a sale-leaseback transaction, and makes other non-substantive technical corrections to
                                    17

AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2005

NOTE R - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

                                    18
AMERICAN CAPITAL HOLDINGS, INC.

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


                                    19
AMERICAN CAPITAL HOLDINGS, INC.

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



                                    20

AMERICAN CAPITAL HOLDINGS, INC.


Results of Operations

Comparison of the six months ended November 30, 2005 with the six months ended November 30, 2004.

Revenue for the six month period ended November 30, 2005 was $0 compared to $123 recorded during the same period of the prior year. Revenues were recorded from commission received by our insurance subsidiary IS Direct Agency.

Gross profit reflects a loss of $4,977 in the current year versus a loss of $7,956 for the prior years six month period. Depreciation expense contributed $4,977 to the current years deficit in gross profit and $8,079 to the prior years six month period deficit.

General and administrative costs of $261,393 for the current six month period reflect costs of staffing our administrative and sales offices. This represents a $226,992 decrease from the administrative costs incurred for the six months ending November 30, 2004. This decrease is due to the fact that overhead costs are being distributed to the spin-off companies for services rendered by staff and management of American Capital Holdings.

Our operations for the six months ended November 30, 2005 resulted in a net loss of $268,370 versus 511,698 for the six months ended November 30, 2004. Unrealized holding losses during the current six month period of $73,220 was the result of a decline in the market value of both the Company's holdings in eCom eCom.com.


Liquidity and Capital Resources

As of November 30, 2005 current assets totaled $676,646 compared to $4,440,167 at November 30, 2004. The $3,763,521 decrease in total current assets was the result of distributing $1,584,393 in the stock of the eCom spinoff companies to the shareholders of American Capital Holdings between May 31, 2005 and November 30, 2005 along with the write-down of Air Media Now which had a market value of $1,239,874 as of November 30, 2003 and the write-off of the investments acquired from Spaulding Ventures which had a market value of 1,834,500 as of November 30, 2004.

Accounts Payable increased from $20,640 to $139,242 between November 30, 2004 and November 30, 2005. Current liabilities decreased from $1,368,644 at the end of the prior fiscal year to $868,633 at the end of the current quarter, a decrease of $500,011 due to the conversion of short term debt to common stock during the quarter ending August 31, 2005.

To the extent that additional funds are required to support operations or to expand our business, we may sell additional equity, issue debt or obtain other credit facilities through financial institutions. Any sale of additional equity securities will result in dilution to our shareholders.




                                    21

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






                                   22
PART II. OTHER INFORMATION

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

ITEM 3. Defaults Upon Senior Securities.
        None

ITEM 4. Submission of Matters to a Vote of Security Holders.
        None

ITEM 5. Subsequent Events.
        A special meeting of the shareholders of AMERICAN CAPITAL HOLDINGS, INC. was held on December 7, 2005. A motion was passed to remove Barry M. Goldwater, Jr., Norman E. Taplin and Michael Pickens from the Board of Directors of the Company.
        The Company also accepted the resignations of Michael Camilleri and Matthew Salmon.

ITEM 6. Exhibits and Reports on Form 8-K.

(a) Exhibits:

     Exhibit 31.1  Certification required under Section 302 of
                   the Sarbanes-Oxley Act of 2002 by the CE0 on page .  24

     Exhibit 31.2  Certification required under Section 302 of
                   the Sarbanes-Oxley Act of 2002 by the CFO on page .  25

     Exhibit 32    Section 1350 Certification on page  . . . . . . . .  26

(b) Reports on Form 8-K:
     None
                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunder duly authorized.

January 16, 2006                   By:  /s/  Barney A. Richmond
                                             Barney A. Richmond,
                                             Chief Executive Officer

January 16, 2006                   By:  /s/  Richard C. Turner
                                             Richard C. Turner,
                                  23         Chief Financial Officer

AMERICAN CAPITAL HOLDINGS, INC.
EXHIBIT 31.1
CERTIFICATION REQUIRED UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 I, Barney A. Richmond, certify that:

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

Date: January 16, 2006
/s/ Barney A. Richmond
--------------------------
Barney A. Richmond
Principal Executive Officer
                                    24

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

 Date: January 16, 2006
/s/ Richard C. Turner
---------------------------
Richard C. Turner
Chief Financial Officer
                                    25

EXHIBIT 32

CERTIFICATIONS OF CEO AND CFO PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of American Capital Holdings
Inc., a Florida corporation (the "Company"), on Form 10-QSB for the period ending November 30, 2005 as filed with the Securities and Exchange Commission (the "Report"), Barney A. Richmond, President of the Company and Richard C. Turner, Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.
1350), that to his knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

      /s/    Barney A. Richmond
      ---------------------------
      Barney A. Richmond
      Principal Executive Officer
      Date: January 16, 2006


      /s/     Richard C. Turner
      --------------------------
      Richard C. Turner
      Chief Financial Officer
      Date: January 16, 2006

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