Form 10QSB
period 2006-02-28
AMERICAN CAPITAL HOLDINGS INC
filed 2006-04-18
CIK 1288012

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                Form 10-QSB
           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended February 28, 2006
                     Commission File Number 000-50776

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

As of February 28, 2006 the issuer had 18,658,680 shares of common stock, $.0001 Par Value, outstanding.

Transitional Small Business Disclosure format:  Yes [   ]   No [ X ]


















AMERICAN CAPITAL HOLDINGS, INC.          Form 10-QSB      FEBRUARY 28, 2006

                                       INDEX
                                                                    PAGE NO.

PART I    FINANCIAL INFORMATION

ITEM 1    FINANCIAL STATEMENTS

          Report of Independent Registered Public Accounting Firm . .  3

          Consolidated Balance Sheets - Restated
           February 28, 2006 and 2005 . . . . . . . . . . . . . . . .  4

          Consolidated Statement of Operations - Restated
           Nine Months Ended February 28, 2006 and 2005 . . . . . . .  5

          Consolidated Statement of Operations - Restated
           Three Months Ended February 28, 2006 and 2005  . . . . . .  6

          Consolidated Statement of Changes in Shareholders' Equity -
           Restated from May 31, 2004 Through February 28, 2006 . . .  7

          Consolidated Statement of Cash Flows - Restated
           for the Nine Months Ended February 28, 2006 and 2005 . . .  8

          Notes to Consolidated Financial Statements  . . . . . . . . 10


ITEM 2 Management's Discussion and Analysis or Plan of Operation  . . 19

ITEM 3 Controls and Procedures  . . . . . . . . . . . . . . . . . . . 23


PART II       OTHER INFORMATION


ITEM 1 Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . 24

ITEM 2 Unregistered Sales Of Equity Securities and Use Of
       Proceeds . . . . . . . . . . . . . . . . . . . . . . . . . . . 24

ITEM 3 Defaults Upon Senior Securities  . . . . . . . . . . . . . . . 24

ITEM 4 Submission Of Matters to a Vote Of Security Holders. . . . . . 24

ITEM 5 Other Information  . . . . . . . . . . . . . . . . . . . . . . 24

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
                               (561) 626-0400

Thomas B. Andres, C.P.A.*, C.V.A.                     FAX (561) 626-3453
Paul M. Wieseneck, C.P.A.
*Regulated by the State of Florida


            Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
American Capital Holdings, Inc.
Palm Beach Gardens, Florida

We have reviewed the accompanying consolidated balance sheets of American Capital Holdings, Inc. as of February 28, 2006 and 2005 restated and the related consolidated statements of operations, for three and nine month periods ended February 28, 2006 and 2005 restated, the statement of changes in shareholders' equity from May 31, 2004 through February 28, 2006, restated, and the statement of cash flows for the nine month periods ended February 28, 2006 and 2005 restated. These financial statements are the responsibility of the company's management.

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

As described in Note R to the financial statements, the Company wrote off the value of certain marketable securities in the amount of $2,933,019, goodwill in the amount of $7,229,071 and the Accumulated Comprehensive Loss in the amount of $537,604 in the Consolidated Balance Sheet at May 31, 2004 and the Consolidated Statement of Operations for the year then ended. The remaining goodwill in the amount of $980,000 was reclassified as Insurance Licenses that was acquired from IS Direct NY, Inc. The net loss for the year ended May 31, 2004 was increased by $10,152,090. Retained Deficit was increased by $10,689,694 and Accumulated Comprehensive Loss changed to Accumulated Comprehensive Gain of $24,607.


/s/Wieseneck, Andres & Company, P.A.

North Palm Beach, Florida
April 15, 2006
                                     3
AMERICAN CAPITAL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEET - RESTATED
                                            FEBRUARY 28, 2006 FEBRUARY 28, 2005
ASSETS
    Current Assets
         Cash and Cash Equivalents              $     155,320  $      34,487
         Notes Receivable                             135,841        409,650
         Loans Receivable Related Parties             279,625        158,618
         Prepaid Expenses                              76,557         90,141
         Marketable Securities                         20,339        272,974
         Other Current Assets                           2,250            600
                                                  ------------   ------------
             Total Current Assets                     669,932        966,470
                                                  ------------   ------------

    Property and Equipment, net                        37,627         24,219
                                                  ------------   ------------
    Other Assets
         Intangible Assets, net                        28,938         28,938
         Insurance Licenses                           980,000        980,000
         Security Deposit                               2,435          3,110
                                                  ------------   ------------
             Total Other Assets                     1,011,373      1,012,048
                                                  ------------   ------------
TOTAL ASSETS                                    $   1,718,932  $   2,002,737
                                                  ============   ============
LIABILITIES & STOCKHOLDERS' EQUITY
  Liabilities
         Current Liabilities
            Accounts Payable                    $     156,067  $      43,675
            Accrued Expenses                          158,284         21,422
            Loan Payable Related Parties              350,489        234,953
            Current Portion of Notes
                and Loans Payable                     325,450      1,029,977
                                                  ------------   ------------
            Total Current Liabilities                 990,290      1,330,027
                                                  ------------   ------------
     Total Liabilities                                990,290      1,330,027
                                                  ------------   ------------
     Stockholders' Equity
         Common Stock $.0001 par value, 100 million
          shares authorized, 18,658,680 and
          15,723,903 shares issued and outstanding
          800,000 and 2,080,000 unissued                1,946          1,780
         Paid-in-Capital                           17,520,646     15,471,285
         Retained Earnings Deficit                (16,580,216)   (11,777,156)
         Accumulated Comprehensive Loss              (213,734)    (3,023,199)
                                                  ------------   ------------
  Total Stockholders' Equity                          728,642        672,710
                                                  ------------   ------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY         $  1,718,932  $   2,002,737
                                                  ============   ============

Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

                                     4
AMERICAN CAPITAL HOLDINGS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS - RESTATED
FOR THE NINE MONTHS ENDED
FEBRUARY 28, 2006 AND 2005

                                          FEBRUARY 28, 2006  FEBRUARY 28, 2005

       Revenues
               Net Sales                       $          -      $        123
               Cost of Sales                         (7,531)           (9,128)
                                                ------------      ------------

                   Gross Profit                      (7,531)           (9,005)

       Operating Expenses
               General and Administrative           341,461           913,164
               Sales and Marketing                    2,000            15,357
               Amortization                               -                 -
                                                ------------      ------------
             Total Operating Expenses               343,461           928,521

                                                ------------      ------------
             Loss from Operations                  (350,992)         (937,526)
                                                ------------      ------------
       Other Income (Expense)
               Interest Income                        6,315             9,564
               Interest Expense                     (28,053)          (36,513)
               Loss on Disposition
                  of Marketable Securities         (206,403)         (343,364)
               Recovery of Bad Debt                       0           343,995
                                                ------------      ------------
                   Net Other Expenses              (228,140)          (26,318)
                                                ------------      ------------
    Net Loss                                       (579,132)         (963,844)

       Comprehensive Income / (Loss)
           Unrealized Holding Loss During Period    (61,016)       (2,510,202)

                                                ------------      ------------
    Net Loss and Comprehensive Loss            $   (640,148)     $ (3,474,046)
                                                ============      ============


Basic and Diluted
 Net Loss Per Common Share                     $       (.03)     $       (.06)
                                                ============      ============

 Unrealized Holding Loss per Common Share      $       (.003)    $       (.16)
                                                ============      ============


Weighted Average Shares Outstanding              18,317,975        15,723,903
                                                ============      ============

Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                     5
AMERICAN CAPITAL HOLDINGS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS - RESTATED
FOR THE THREE MONTHS ENDED
FEBRUARY 28, 2006 AND 2005

                                          FEBRUARY 28, 2006  FEBRUARY 28, 2005

       Revenues
               Net Sales                       $          -      $          -
               Cost of Sales                         (2,554)           (1,049)
                                                ------------      ------------

                   Gross Profit                      (2,554)           (1,049)

       Operating Expenses
               General and Administrative            80,068           424,780
               Sales and Marketing                        -                 -
               Amortization                               -                 -
                                                ------------      ------------
             Total Operating Expenses                80,068           424,780

                                                ------------      ------------
             Loss from Operations                   (82,622)         (425,829)
                                                ------------      ------------
       Other Income (Expense)
               Interest Income                        3,886             4,622
               Interest Expense                      (9,793)          (11,854)
               Gain (Loss) on Disposition
                  of Marketable Securities            8,959          (295,000)
               Recovery of Bad Debt                       0           343,995
                                                ------------      ------------
                   Net Other Income/(Expense)        (3,052)           43,763
                                                ------------      ------------
    Net Loss                                        (79,570)         (384,066)

       Comprehensive Income / (Loss)
           Unrealized Holding Loss During Period     12,203          (636,208)

                                                ------------      ------------
    Net Loss and Comprehensive Loss            $    (67,367)     $ (1,020,274)
                                                ============      ============


Basic and Diluted
 Net Loss Per Common Share                     $       (.00)     $       (.02)
                                                ============      ============

Unrealized Holding Loss per Common Share       $       (.00)     $       (.04)
                                                ============      ============


Weighted Average Shares Outstanding              18,658,680        15,723,903
                                                ============      ============

Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                     6
AMERICAN CAPITAL HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY - RESTATED FROM MAY 31, 2004 THROUGH FEBRUARY 28, 2006

                                  Add'l Paid
               Number of  At Par  in Capital            Accum. other    Total
                  Shares   Value  & Treasury  Retained  Comprehen-  Stockholder
                  Issued  $.0001    Stock      Deficit   sive Inc.     Equity
                ---------- ------ ----------- ---------- ---------- -----------
Bal 5/31/04   15,723,903 $1,702 $14,681,363 $(11,350,918) $  24,607 $3,356,754

Sale of 1,675,000
shares Common
Stock          1,675,000    168   1,899,832            0          0  1,900,000

Accumulated other
Comprehensive Loss     0      0           0            0   (177,325)  (177,325)

Dividend Paid          0      0           0   (1,025,699)         0 (1,025,699)

Net Operating Loss     0      0           0   (3,001,540)         0 (3,001,540)
             ----------- ------- ---------- ------------  ---------- ----------
Bal 5/31/05   17,398,903  1,870  16,581,195  (15,378,157)  (152,718) 1,052,190

Sale of 733,777
 shares Common
 Stock           733,777     73     892,454           -          -     892,527

Issuance of
 500,000 shares
 previously recorded
 as unissued     500,000      -           -           -          -           -

Sale of 26,000
 shares Common
 Stock            26,000      3      46,997           -          -      47,000

Comprehensive Loss
 6/01/05 to 2/28/06    -      -           -           -     (61,016)   (61,016)

Dividends Declared     -      -           -     (622,927)         -   (622,927)

Net Operating Loss     0      0           0     (579,132)         0   (579,132)
             ----------- ------- ----------- ------------ ---------- ----------
Bal 02/28/06  18,658,680 $1,946 $17,520,646 $(16,580,216) $(213,734) $ 728,642
             =========== ======= =========== ============ ========== ==========



Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

                                     7




AMERICAN CAPITAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - RESTATED
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2006 AND 2005

                                          FEBRUARY 28, 2006  FEBRUARY 28, 2005


Cash Flows From Operating Activities
    Cash received from customers               $          0      $        123
    Cash paid to suppliers of goods
        and services                               (181,430)         (912,349)
    Other receipts                                        -           343,364
    Interest Paid                                   (12,604)          (25,479)
    Interest Received                                    24             6,315
                                              _______________  _______________
        Net Cash Flows Used in
         Operating Activities                      (194,010)         (588,026)
                                              _______________  _______________
Cash Flows From Investing Activities
    Purchase of Equipment                            (6,563)           (9,490)
    Deposit Made on Insurance Carrier into Escrow         0          (250,000)
    Return of Investment Deposit                     10,000                 0
    Sale of Marketable Securities                         0            43,000
    Purchase of Marketable Securities                     0                 0
    Purchase of Promissory Note                           0                 0
                                              _______________  _______________
        Net Cash Flows Provided By
         (Used In) Investing Activities              (3,437)         (216,490)
                                              _______________  _______________
Cash Flows From Financing Activities
    Loans from Related Companies                    145,090                 0
    Loans to Related Companies (net)                      0          (142,913)
    Repayment of Loans from Related Companies      (416,145)         (270,698)
    Payment for Debtor in Possession financing     (115,186)                0
    Proceeds from Sale of Stock                     939,527         1,030,000
    Payments on Notes Payable                      (601,007)          200,000
                                              _______________  _______________
        Net Cash Flows Provided By
         Financing Activities                       (47,721)          816,389
                                              _______________  _______________
Net Increase / (Decrease) in Cash                  (245,168)           11,873

Cash and Cash Equivalents at
 Beginning of Period, June 1, 2005 and 2004         400,488            22,614
                                              _______________  _______________
Cash and Cash Equivalents at
End of Period, February 28, 2006 and 2005      $    155,320     $      34,487
                                              ===============  ===============





Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

                                     8
AMERICAN CAPITAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - RESTATED
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2006 AND 2005


Reconciliation of Net Loss to Net Cash Flows Used in Operating Activities

                                          FEBRUARY 28, 2006  FEBRUARY 28, 2005

    Net Income (Loss)                          $   (640,148)     $ (3,474,046)
    Cash was increased by:
         Loss on Sale of Marketable Securities      206,403           343,364
         Other Comprehensive Income                  61,016         2,510,202
         Depreciation                                 7,531             9,128
         Increase in Accrued Expenses               105,846            20,765
         Increase in Accounts Payable                49,069            15,869
         Decrease in Prepaid Expenses                17,848            10,401
    Cash was decreased by
         Decrease in Accounts Payable                     0                 0
         Increase in Prepaid Expenses                     0                 0
         Increase in Accounts Receivable             (1,575)          (23,709)
                                              _______________  _______________
        Net Cash Flows Used in
         Operating Activities                  $   (194,010)    $    (588,026)
                                              ===============  ===============



Non-Cash Transactions

The Company pays expenses on behalf of the spin off companies. In substance, the Company loaned money to the spin off companies. American Capital converted its accounts receivable to common stock of the spin off, a non-cash transaction. American Capital distributed the common shares it received to its own stockholders in the form of a dividend, a non-cash transaction. The total non-cash dividends paid for the nine months ended February 28, 2006 is $622,927, total dividends paid since May 31, 2005 is $1,025,669.













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

Investments
Investments are stated at the lower of cost or market value.
                                    10

AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE C -  NOTES RECEIVABLE

Notes Receivable at February 28, 2006 consist of the following:
                                                               2006      2005
   8% non-collateralized notes due on demand.              --------- ---------
   Interest is payable quarterly.  Included in the balance
   is $21,945 of accrued interest receivable.              $ 123,935 $ 117,924

   A 4% note convertible to common stock of
   Solid Imaging, LTD, interest is payable at maturity.            -    27,737

   Nine 8% promissory notes purchased from holders of notes
   with Air Media Now, Inc.                                   11,906    11,906

   A 5% non-collateralized surplus note that Cosmopolitan Life Insurance has the right to repay, provided Cosmopolitan has sufficient capital to operate as a stipulated premiums life insurance company.
   Management made the decision that the note receivalbe and
   accrued interest receivable was not collectable in the
   immediate future and, therefore, wrote it off.                  -   252,083
                                                           --------- ---------
       Total Notes Receivable                              $ 135,841 $ 409,650
                                                           ========= =========

Management made the determination that the convertible note receivable and accrued interest of approximately $28,000 was not collectable and, therefore, wrote the amount off at May 31, 2005.

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


NOTE D - LOANS RECEIVABLE RELATED PARTIES

The loans receivable from related corporate entities are non-collateralized, non-interest bearing and are due on demand. As of February 28, 2006, eCom, a related party, owed American Capital $196,432. As of November 29, 2004, eCom has been adjudicated as a Chapter 11 Debtor in the involuntary bankruptcy proceedings of the United States Bankruptcy Court - Southern District of Florida (In Re: Case No. 04-34535 BKC-SHF). Pending bankruptcy court approval of eCom's Reorganization Plan, which is expected in due course, there should not be a material affect on the financial condition of American Capital.






                                    11
AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2006

NOTE D - LOANS RECEIVABLE RELATED PARTIES - CONTINUED

The loans due American Capital as of February 28, 2006 are as follows:
    eCom eCom.com Inc.         196,432
    American Environmental,Inc. 52,098
    USA Performance Products     3,783
    US Insurance Management     25,533
    Other                        1,279
                              ---------
        Total                $ 279,125
                              =========

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

Available-for-Sale Securities:

eCom eCom.com, Inc. is a Florida Corporation and trades on the OTC/PINK:ECEC. The company, which was the former parent of USA SportsNet Company, now American Capital Holdings, Inc., owns 1,437,100 common shares of eCom. The Company's investment amounts to 2.9% of the outstanding shares of eCom. The cost for this investment as of February 28, 2006 was $254,869. On February 28, 2006 the market value based on a closing bid price of 0.0125 per share was $20,339. The difference in cost versus market value is recorded as a deficit in Accumulated Other Comprehensive Income of $234,530.

The majority stockholder of American Capital Holdings contributed 53,660,374 shares of common stock of Air Media Now, Inc. to the Company. The Company owned approximately 90% of the outstanding common shares of Air Media Now, Inc. subsequent to the capital contribution. There are no assets or liabilities in Air Media Now. American Capital owned the rights to market certain intellectual property that had never been fully developed by the previous stockholders of Air Media Now. Air Media Now is publicly traded (AMNW:PK)and last had a bid of $.007. An intangible asset entitled "Intellectual Property" had incorrectly been recorded on the Company's books in prior periods at the available per share price times the total shares outstanding. The Company determined prior to May 31, 2005 that it cannot sell any of its holdings (available for sale stock) in Air Media Now, a shell company, due to rules relating to insider information. The Company has therefore, written off its entire investment in Air Media Now in the restated financial statements at May 31, 2004 and 2005. Air Media Now is a consolidated subsidiary of American Capital Holdings at February 28, 2006 and 2005.
                                    12
AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE F - PROPERTY AND EQUIPMENT

Equipment is stated at cost less depreciation. As of February 28, 2006, equipment consisted of computer hardware, software, and office furniture and equipment. Depreciation expense of $7,531 and 9,128 has been recorded for the nine months ending February 28, 2006 and 2005 respectively.

NOTE G - PREPAID EXPENSES

Prepaid expenses consist primarily of amounts paid for auditing work for the Company, along with marketing and research material to be used for investor relations.

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

NOTE J - LOAN PAYABLE RELATED PARTY

A non-interest bearing, non-collateralized loan payable to a related company in the amount of $29,511 is due on demand. As of February 28, 2006 loans payable to shareholders in the amount of $350,489 are due on demand.

NOTE K - NOTES PAYABLE

Promissory Notes as of February 28, 2006 consisted of
                                                  Feb. 28, 2006 Feb. 28, 2005
                                                  -------------- -------------
Four interest bearing, non-collateralized loans.
The loans have various maturities throughout 2006.   $ 325,450     $ 444,950
                                                     ----------    ---------
     Total Notes Payable                               325,450       444,950
     Less Current Portion                             (325,450)     (444,950)
                                                     ----------    ---------
     Net Long-term Debt                              $       0     $       0
                                                     ==========    =========


                                    13

AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE K - NOTES PAYABLE - CONTINUED

                                                  Feb. 28, 2006 Feb. 28, 2005
                                                  -------------- -------------
The short-term notes payable mature as follows:
     November 30, 2005                               $ 325,450     $ 444,950

Two non-interest bearing, non-collateralized loans
 due on demand                                       $       0    $  590,027
                                                    ----------     ---------
                          Total Notes Payable       $  325,450    $1,034,977
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

The following is a summary of warrants through:
                                                   Feb. 28, 2006 Feb. 28, 2005

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
                                                     ============  ============

NOTE M - DIVIDENDS

The Company pays certain expenses on behalf of the various related companies that were spun off from eCom eCom.com, Inc. The payable on the books of the spin off company, which is an account receivable on the books of American Capital Holdings, is then converted to common stock of that company. It is not
                                    14

AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE M - DIVIDENDS - CONTINUED

the intention of American Capital to be a holding company so it, therefore, distributes the newly acquired shares of common stock, pro-rata to the current stockholders of American Capital. See Note Q. The Company has converted approximately $1,060,000 and $623,000 from a receivable to common stock of the spin off companies in each of the respective periods. The Company then distributes those shares to its own shareholders in the form of dividends paid.

NOTE N - COMMITMENTS AND CONTINGENCIES

The Company leases approximately 1,231 square feet office facilities in Palm Beach Gardens, Florida under an operating lease of $2,331 per month which expires on January 31, 2007. ISDA leases approximately 200 square feet of office facilities in Buffalo, NY under a month to month agreement of $425.00 per month.

Future minimum lease payments including sales tax as of February 29, 2006 are:
Fiscal Years ending:

            May 31, 2006                      $  8,268
            May 31, 2007                        18,648
                                              --------
            Total Minimum Lease Payments      $ 26,916
Rent expense for the nine month period ending February 28, 2006 was $35,124.

NOTE O - INCOME TAXES

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception.
The Company's net operating loss carry-forward as of February 28, 2006 totals approximately $11,000,000. These carry-forwards, which will be available to offset future taxable income, and expire beginning in May 31, 2024.

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

Deferred taxes also are recognized for operating losses and tax credits that are available to offset future taxable income and income taxes, respectively. A valuation allowance is provided if it is more likely than not that some or all of the deferred tax assets will not be realized.
                                    15

AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE P - STOCKHOLDERS' EQUITY

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

NOTE Q - DEFERRED TAX ASSET

Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company's assets and liabilities. Temporary differences, net operating loss carry forwards and valuation allowances comprising the net deferred taxes on the balance sheets is as follows:
                                             Feb. 28, 2006 Feb. 28, 2005
                                             ------------- --------------
         Loss carry forward for tax purposes $ 11,000,000  $  1,959,000
                                             ============= ==============
         Deferred tax asset (34%)               3,740,000       666,000

         Valuation allowance                   (3,740,000)     (666,000)
                                             ------------- --------------
         Net deferred tax asset              $          -  $          -
                                             ============= ==============
No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carry-forward as of February 28, 2006 was approximately $11,000,000. These carry-forwards, which will be available to offset future taxable income, will expire through the year 2024.

The Company does not believe that the realization of the related net deferred tax asset meets the criteria required by generally accepted accounting principles and, accordingly, the deferred income tax asset arising from such loss carry forward has been fully reserved.


                                    16

AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE S - RELATED PARTY TRANSACTIONS

The Company has receivables due from nine related entities. eCom eCom.com, Inc. owes $196,431 for services paid to the Company's transfer agent and accountant, including $100,000 of debtor-in-possession financing, as authorized by the United States Bankruptcy Court, Case No. 04-35435-SHF. Freedom 4 Wireless, Inc. owed the Company $670,199 for working capital and inventory purchased by ACHI, and for investments into the company between March 2004 and June 2004.
On February 1, 2005, this investment was converted into 47,457,356 shares of MyZipSoft, Inc. common stock. Additional advances were made after February 1, 2005, resulting in a balance due from MyZipSoft of $108,262. On August 31, 2005 10,826,190 of shares of MyZipSoft were issued to American Capital Holdings. These MyZipSoft shares where distributed to the shareholders
of American Capital Holdings on August 31, 2005.   Additional advances to
support operations were made into each of the following eight spin-offs of eCom; A Super Deal.com, Inc, Swap and Shop.net Corp, A Classified Ad, Inc, AAB National Company, Pro Card Corporation, USAS Digital Inc, USA Performance Products, and eSecureSoft Company. These related party transactions totaled $377,664, on August 31, 2005 and an additional $72,767 during the three months ending November 30, 2005. The following shares where issued to American Capital Holdings by the following companies as compensation for these advances and services.



                                    17

AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE S - RELATED PARTY TRANSACTIONS - CONTINUED

Shares issued to American Capital Holdings during the nine months ended February 28, 2006 and distributed to the shareholders of American Capital Holdings, Inc. to shareholders of record of American Capital Holdings as of August 31, 2005 and November 30, 2005 and February 28, 2006 are as follows:

                         Shares           Shares             Shares
                         Distributed on   Distributed on     Distributed on
Company name             August 31, 2005  November 30, 2005  February 28, 2006
----------------------   ---------------  -----------------  -----------------
eSecureSoft Company        6,560,606            483,531           702,425
USAS Digital               4,502,351          1,050,875         1,266,658
Pro Card Corporation       5,265,896          1,463,125           593,125
AAB National               7,099,350            952,500           836,453
A Classified Ad            3,694,725          1,722,500           728,750
Swap and Shop              3,886,226            747,475           869,375
A Super Deal               6,757,351            856,750           916,005
MyZipSoft                 10,826,190                  0           510,550

The Company has received loans from various Officers and Directors. As of February 28, 2006, the company owes $203,651 to Barney Richmond and $24,880 to Richard Turner.


NOTE T - RECENT ACCOUNTING PRONOUNCEMENTS

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

The FASB also issued SFAS No. 144, Accounting for the Impairment or
Disposal of Long-Lived Assets and is effective for financial statements issued for fiscal years beginning January 1, 2002. This statement addresses financial accounting and reporting for the impairment or the disposal of long-lived asset. An impairment loss is recognized if the carrying amount of a long-lived group exceeds the sum of the undiscounted cash flow expected to result from the use and eventual disposition of the asset group. Long-lived assets should be tested at least annually or whenever changes in circumstances indicate that its carrying amount may not be recoverable. This statement does not apply to goodwill and intangible assets that are not amortized.
The Company adapted SFAS No. 144 in the first quarter of 2002, and there was no impact on the Company's operating results or financial position.
                                    18

AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE T - RECENT ACCOUNTING PRONOUNCEMENTS - CONTINUED

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




















                                    19
AMERICAN CAPITAL HOLDINGS, INC.


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

IS Direct is a wholly-owned subsidiary of ACH, and is a licensed insurance agency through which we will sell our products. IS Direct is currently licensed in approximately twenty states. Chris Dillon, president of IS Direct, is authorized to do business as an individual agent in approximately 27 states and in the District of Columbia. Mr. Dillon is currently applying for licenses in the three remaining states of Alaska, Wyoming and Washington. IS Direct expects to obtain the necessary licenses for it to operate in all 50 states.
In addition to placing the insurance components of our financial products, IS Direct will also sell term life products, annuities and other traditional insurance products. We expect most of the insurance products sold by IS Direct will be eventually underwritten by Universe. However, we also plan to use IS Direct to sell additional products of other licensed insurance carriers.

Universe is another wholly-owned subsidiary of ACH, which has been acquired in escrow pending approval of the change in control by the Insurance Commissioner of the State of Idaho. Universe is a life, health and annuities insurance carrier, which is currently licensed to operate in 3 states. Universe is in the application process to become licensed in all remaining states, and expects to obtain the necessary licenses to operate in all 50 states in the near future. We expect Universe to be domiciled in the State of South Carolina, with its principal offices in Charleston.

On October 30, 2004, we entered into an agreement to purchase 80% of Cosmopolitan Life Insurance Company. On July 8, 2005 management withdrew its application to acquire Cosmopolitan Life Insurance.

A special meeting of the shareholders of the Company was held on December 7, 2005. A motion was passed to remove Barry M. Goldwater, Jr., Norman E. Taplin and Michael Pickens from the Board of Directors of the Company. The Company
                                    20
AMERICAN CAPITAL HOLDINGS, INC.

also accepted the resignations of Michael Camilleri and Matthew Salmon.

On January 6, 2006, the Company accepted the resignation of Douglas Sizemore from the Board of Directors of the Company.

ACH's principal executive offices are located at 100 Village Square Crossing, Suite 202, Palm Beach Gardens, FL 33410, and our telephone number is (561) 207-6395. The Company's fiscal year ends May 31, 2006.


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

                                    21

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

Results of Operations:

Comparison of the nine months ended February 28, 2006 with the nine months ended February 28, 2005.

Revenue for the nine month period ended February 28, 2006 was $0 compared to $123 recorded during the same period of the prior year. Revenues were recorded from commission received by our insurance subsidiary IS Direct Agency.

Gross profit reflects a loss of $7,531 in the current year versus a loss of $9,005 for the prior years nine month period. Depreciation expense contributed $7,531 to the current years deficit in gross profit and $9,128 to the prior years nine month period deficit.

General and administrative costs of $341,461 for the current nine month period reflect costs of staffing our administrative and sales offices. This represents a $571,703 decrease from the administrative costs incurred for the nine months ending February 28, 2005. This decrease is due to the fact that overhead costs were being distributed to the spin-off companies for services rendered by staff and management of American Capital Holdings during the nine months ending February 28, 2006.



                                   22

AMERICAN CAPITAL HOLDINGS, INC.


Our operations for the nine months ended February 28, 2006 resulted in a net loss of $350,992 versus 937,526 for the nine months ended February 28, 2005. Unrealized holding losses during the current nine month period of $61,016 was the result of a decline in the market value of the Company's holdings in eCom Liquidity and Capital Resources:

As of February 28, 2006 current assets totaled $669,932 compared to $3,899,487 at February 28, 2005. The $3,229,555 decrease in total current assets was the result of distributing $1,648,626 in the stock of the eCom spinoff companies to the shareholders of American Capital Holdings between May 31, 2005 and February 28, 2006 along with the write-down of Air Media Now which had a market value of $185,981 as of February 28, 2005 and the write-off of the investments acquired from Spaulding Ventures which had a market value of 1,834,500 as of February 28, 2005.

Accounts Payable increased from $43,675 to $156,067 between February 28, 2005 and February 28, 2006. Current liabilities decreased from $1,368,644 at the end of the prior fiscal year to $990,290 on February 28, 2006, a decrease of $378,354 due to the conversion of short term debt to common stock during the nine months ending February 28, 2006.

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

Limitations on the Effectiveness of Controls:
The Company's management, including the CEO/CHAIRMAN and CFO, does not expect that its Disclosure Controls or its 'internal controls and procedures for financial reporting' ("Internal Controls")will prevent all error and all fraud. control system, no matter how well conceived and managed, can provide only reasonable assurance that the objectives of the control system are met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of
                                    23
some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

In July 2005, the Company issued 100,000 shares of common stock to an accredited investor. In August 2005, the Company issued 43,750 shares of common stock to an accredited investor. In August 2005, 1,090,027 shares of commons stock were issued in cancellation of debt. In October 2005, 26,000 shares of common stock to issued to two accredited investors. All above referenced shares were issued in reliance upon Section 4(2) of the Securities Act. A legend was placed on the certificates stating that the securities were not registered under the Securities Act and setting forth appropriate restrictions on their transfer or sale.

ITEM 3. Defaults Upon Senior Securities.
        None

ITEM 4. Submission of Matters to a Vote of Security Holders.
        None

ITEM 5. Subsequent Events.
        None








                                  24
AMERICAN CAPITAL HOLDINGS, INC.

ITEM 6. Exhibits and Reports on Form 8-K.

(a) Exhibits:

     Exhibit 31.1  Certification required under Section 302 of
                   the Sarbanes-Oxley Act of 2002 by the CE0 on page .  26

     Exhibit 31.2  Certification required under Section 302 of
                   the Sarbanes-Oxley Act of 2002 by the CFO on page .  27

     Exhibit 32    Section 1350 Certification on page  . . . . . . . .  28

(b) Reports on Form 8-K:
     None
                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunder duly authorized.

April 15, 2006                   By:  /s/  Barney A. Richmond
                                           Barney A. Richmond,
                                           Chief Executive Officer

April 15, 2006                   By:  /s/  Richard C. Turner
                                           Richard C. Turner,
                                           Chief Financial Officer



























                                    25

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

Date: April 15, 2006
/s/ Barney A. Richmond
--------------------------
Barney A. Richmond
Principal Executive Officer
                                    26

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

 Date: April 15, 2006
/s/ Richard C. Turner
---------------------------
Richard C. Turner
Chief Financial Officer
                                    27

EXHIBIT 32

CERTIFICATIONS OF CEO AND CFO PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of American Capital Holdings
Inc., a Florida corporation (the "Company"), on Form 10-QSB for the period ending February 28, 2006 as filed with the Securities and Exchange Commission (the "Report"), Barney A. Richmond, President of the Company and Richard C. Turner, Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.
1350), that to his knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

      /s/    Barney A. Richmond
      ---------------------------
      Barney A. Richmond
      Principal Executive Officer
      Date: April 15, 2006


      /s/     Richard C. Turner
      --------------------------
      Richard C. Turner
      Chief Financial Officer
      Date: April 15, 2006

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

                                    28