Form 10KSB
period 2006-05-31
AMERICAN CAPITAL HOLDINGS INC
filed 2007-10-09
CIK 1288012

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549



                                FORM 10-KSB


[X]      ANNUAL REPORT UNDER OR OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended May 31, 2006
                   --------------------------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________________ to _____________

                       Commission file number 000-50776
                       --------------------------------


                       American Capital Holdings, Inc.
                        --------------------------------
                (Name of small business issuer in its charter)


       Florida                                          65-0895564
       ------                                           ----------
(State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)


1016 Clemmons Street, Suite 302
Jupiter, FL                                              33477
-------------------------------------------------        -----
(Address of principal executive offices)               (Zip Code)


Issuer's telephone number, including area code: (561) 880-0004


Securities registered under Section 12(b) of the Exchange Act:

Title of each class                 Name of each exchange on which registered


Securities registered under Section 12(g) of the Exchange Act:

                   Common Stock, par value $.0001 per share
                   ---------------------------------------
                               (Title of class)




Check whether the issuer (1) filed all reports required to be filed by Section or of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Registrant's revenues for its most recent fiscal year:   $0.

Aggregate market value of Registrant's voting and non-voting common equity held by non-affiliates: Currently no trading market.

Shares of Registrant's common stock outstanding as of May 31, 2006:
19,708,680

Transitional Small Business Disclosure Format (Check one): Yes ____; No _X__




































                                     2

AMERICAN CAPITAL HOLDINGS, INC.            Form 10-KSB       MAY 31, 2006

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


ITEM 1    DESCRIPTION OF BUSINESS . . . . . . . . . . . . . . . . . . . . 4

ITEM 2    DESCRIPTION OF PROPERTY. . . . . . . . . . . . . . . . . . . . 14

ITEM 3    LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . 14

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . . 15

                                   PART II

ITEM 5    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS . . . 15

ITEM 6    MANAGEMENT'S PLAN OF OPERATION . . . . . . . . . . . . . . . . 16

ITEM 7    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. . . . . . . .  . F-1

ITEM 8    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS  . . . . . . . . 36

ITEM 8A   CONTROLS AND PROCEDURES. . . . . . . . . . . . . . . . . . . . 36

                                  PART III

ITEM 9   DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS . . . . . . . 37

ITEM 10  EXECUTIVE COMPENSATION  . . . . . . . . . . . . . . . . . . . . 37

ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. 38

ITEM 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. . . . . . . . . 38

ITEM 13  EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . . . 39

ITEM 14  PRINCIPAL ACCOUNTANT FEES AND SERVICES. . . . . . . . . . . . . 39

SIGNATURES AND CERTIFICATIONS. . . . . . . . . . . . . . . . . . . . . . 40












                                       3
AMERICAN CAPITAL HOLDINGS, INC.

                                   PART I

ITEM 1. DESCRIPTION OF BUSINESS.

History

The Company was incorporated in the State of Florida on January 25, 1999 as US Amateur Sports Company, a wholly-owned subsidiary of eCom eCom.com, Inc. "eCom" which originally traded on the OTC/Bulletin Board under the symbol 'ECEC.' The Company's main office is located at 100 Village Square Crossing, Suite 202, Palm Beach Gardens, Florida 33410, and the telephone number is (561) 207-6395. On March 24, 2003, the Company changed its name to USA SportsNet, Inc., and recently changed its name to American Capital Holdings, Inc. in connection with its spin-off by eCom and its acquisition of certain assets of a company formerly known as American Capital Holdings, Inc. (now known as ACHI, Inc.)

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

American Capital Holdings, Inc.'s principal executive offices were located at 100 Village Square Crossing, Suite 202, Palm Beach Gardens, FL 33410 until March 15, 2007. Since March 15, 2007 the Company has been sharing space with United States Financial Group, Inc. at 1016 Clemmons St. Suite 302,, Jupiter, FL 33477, and our telephone number is (561) 745-6789. The Company's fiscal year ends May 31, 2006. The company maintains a web site at americancapitalholdings.com.

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

BUSINESS METHOD PATENT. Chairman, Barney A. Richmond, has applied for a patent with the product known as Government Pension Accounting Contract Solutions (GPACS(TM)). If and when the patent is granted, Mr. Richmond will assign the patent to ACH. A federal court decision has made it more difficult to obtain and enforce business method patents. During May 2006, the Supreme Court gave trial court judges more discretion in deciding whether to issue an injunction against a patent infringer. The Company maintains that the GPACS(TM) product has a practical application and would be enforceable in court.

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

CHANGES IN STATE AND FEDERAL REGULATION MAY AFFECT OUR PROFITABILITY. We are subject to regulation under applicable insurance statutes, including insurance holding company statutes, in the various states in which our current and intended life subsidiaries write insurance. Insurance regulation is intended to provide safeguards for policyholders rather than to protect shareholders of
                                    12
AMERICAN CAPITAL HOLDINGS, INC.

insurance companies or their holding companies. Regulators oversee matters relating to trade practices, policy forms, claims practices, guaranty funds, types and amounts of investments, reserve adequacy, insurer solvency, minimum amounts of capital and surplus, transactions with related parties, changes in control and payment of dividends.

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

                                    13
AMERICAN CAPITAL HOLDINGS, INC.

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

ITEM 2. DESCRIPTION OF PROPERTY.

The company does not own any real property. On March 8, 2007 the company moved from 100 Village Square Crossings, Inc. Suite 202, Palm Beach Gardens, FL to 1016 Clemmons St. Suite 302, Jupiter, FL 33477. The Jupiter property consists of approximately 1,277 square feet of office space. The company shares the office with United States Financial Group, Inc.(USFG). USFG incurred the cost and full responsibility of the leases. The Palm Beach Gardens lease was for a term of one year, expired on March 15, 2007 at a rental of $2,567 per month including sales tax covering 784 square feet of office space. For the year ending May 31, 2006 the company leased approximately 1,231 square feet of office space. ACH incured the cost and full responsibility of the lease. The lease was for a term of one year, at a rental of $3,478 per month including sales tax. On March 15, 2007 a new lease was signed by USFG for a term of two years at a rental of $2,213 per month.


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

                                           14
AMERICAN CAPITAL HOLDINGS, INC.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote by the security holders during the fiscal year ended May 31, 2006.

                                PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET FOR COMMON STOCK. There is currently no trading market for the Company's Common Stock and there can be no assurance that any trading market will ever develop, or, if such a market does develop, that it will continue. The Company intends to file a Registration Statement with the Securities and Exchange Commission to register for resale certain shares previously issued, and to register additional shares for sale in order to raise additional capital. Upon effectiveness of the Registration Statement, the Company intends to have its common stock listed for trading on the American Stock Exchange.
American Capital Holdings, Inc. is in the process of completing the acquisitions that will provide the Company the ability within the next two (2) years to meet the qualitative and quantitative listing standards of the American Stock Exchange. If, for any reason, the Company does not meet the qualifications for listing on a major stock exchange, the Company's securities may be traded in the over-the-counter ("OTC") market. The OTC market differs from national and regional stock exchanges in that it (1) is not sited in a single location but operates through communication of bids, offers and confirmations between broker-dealers and (2) securities admitted to quotation are offered by one or more broker-dealers rather than the "specialist" common to stock exchanges.

SECURITY HOLDERS. The Company has approximately 5,000 shareholders. The Company has 1,621,209 shares subject to options, at an exercise price of $.01 per share. These options all expired during the fiscal year ended May 31, 2006.

DIVIDENDS. There have been no cash dividends declared or paid since the Company was formed. As the company receives payments for services in the form of securities, it is the intent of management to distribute these shares in the form of a property dividend.

RECENT SALES OF UNREGISTERED SECURITIES. Item 701 Reg. SB- During the period of June 1, 2005 through May 31, 2006, the Company sold the following unregistered securities. Other than as set forth below, there were no other sales of unregistered securities made during the period covered by this report.
Inasmuch as American Capital Holdings had access to comprehensive information about the Company, the shares were issued in reliance upon Section 4(2) of the Securities Act. A legend was placed on the certificates stating that the
                                    15
AMERICAN CAPITAL HOLDINGS, INC.

securities were not registered under the Securities Act and setting forth appropriate restrictions on their transfer or sale.

Date      Share Amount Consideration         Description
07/11/2005    100,000      $ 200,000      Individual Private Placement
08/01/2005     43,750      $  87,500      Individual Private Placement
08/01/2005  1,090,027      $ 590,027      Conversion of Debt
09/22/2005      6,000      $   7,000      Individual Private Placement
10/18/2005     20,000      $  40,000      Individual Private Placement
04/04/2006    250,000      $   2,500      Exercise of Warrants issued


ITEM 6.    MANAGEMENT'S PLAN OF OPERATION

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

IS Direct is a wholly-owned subsidiary of ACH, and is a licensed insurance agency through which we will sell our products. IS Direct is currently licensed in approximately twenty states. Chris Dillon, president of IS Direct until May 1, 2006 was authorized to do business as an individual agent in approximately 27 states and in the District of Columbia. On May 1, 2006 Vince Cherrix became President of IS Direct. Mr. Cherrix is currently licensed for property and casualty insurance, and life and health insurance and annuities in Florida, South Carolina, Pennsylvania and Maryland. With the hiring of Mr. Cherrix, the business plan of IS Direct has changed. IS Direct had expected to obtain the necessary licenses for it to operate in all 50 states, it will now focus on selling its GPAC's products through agents of licensed insurance carriers. Due to the fact that the company will no longer incur the cost of maintaining licenses in all 50 states, the company wrote down the value of its goodwill associated with the insurance licenses. The company also wrote down the value of the company's website during the current fiscal year.

On October 30, 2004, we entered into an agreement to purchase 80% of Cosmopolitan Life Insurance Company. On July 8, 2005 management withdrew its
                                    16
AMERICAN CAPITAL HOLDINGS, INC.

application to acquire Cosmopolitan Life Insurance due to financial issues uncovered during our due diligence investigation. Management is currently looking at recovering the surplus note which requires Arkansas Department of Insurance approval.

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

ACH's principal executive offices are currently located at 1016 Clemmons St., Suite 302, Jupiter, FL 33477, and our telephone number is (561) 745-6789. The Company's fiscal year ends May 31, 2006.


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

                                    17
AMERICAN CAPITAL HOLDINGS, INC.

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

Results of Operations:
Comparison of the twelve months ended May 31, 2006 with the twelve months ended May 31, 2005.

Revenue for the twelve month period ended May 31, 2006 was $0 compared to $123 recorded during the same period of the prior year. Revenues were recorded from commission received by our insurance subsidiary IS Direct Agency.

Gross profit reflects a loss of $10,100 in the current year versus a loss of $10,716 for the prior year. Depreciation expense contributed $10,100 to the current years deficit in gross profit and $10,893 to the prior years deficit.

General and administrative costs of $270,066 for the current year reflects costs of staffing our administrative and sales offices versus $261,448 for the prior twelve month period. Both figures reflect overhead costs distributed to the spin-off companies for services rendered by staff and management of American Capital Holdings.
                                      18
AMERICAN CAPITAL HOLDINGS, INC.

Our operations for the twelve months ended May 31, 2006 resulted in a net loss of $1,611,401 versus 3,178,865 for the twelve months ended May 31, 2006. Unrealized holding gain during the current year of $152,718 vs. an unrealized holding loss of $177,325 during the prior years was the result of a decline in the market value of the Company's holdings in eCom being realized during the year ended May 31, 2006.

Liquidity and Capital Resources:
As of May 31, 2006 current assets totaled $627,916 compared to $1,325,503 at May 31, 2005. The $697,587 decrease in total current assets was the result of a decrease in cash of $395,200 and a decrease in notes receivable of 241,397.

Accounts Payable increased from $106,998 to $242,203 between May 31, 2005 and May 31, 2006. Current liabilities decreased from $1,405,311 at the end of the prior fiscal year to $933,379 on May 31, 2006, a decrease of $471,932 due to the conversion of short term debt to common stock during the twelve months ending May 31, 2006.

To the extent that additional funds are required to support operations or to expand our business, we may sell additional equity, issue debt or obtain other credit facilities through financial institutions. Any sale of additional equity securities will result in dilution to our shareholders.


ITEM 7. FINANCIAL STATEMENTS

                        FINANCIAL STATEMENTS

American Capital Holdings, Inc.                          May 31, 2006


INDEX - PART F/S
                                                             PAGE NO.
        FINANCIAL STATEMENTS

        Report of Independent Registered Public Accounting Firm F-2

        Consolidated Balance Sheets
         May 31, 2006 and 2005 . . . . . . . . . . . . . . . .  F-3

        Consolidated Statement of Operations
         For The Twelve Months Ended May 31, 2006 and 2005 . .  F-4

        Consolidated Statement of Changes in
           Shareholders' Equity
         From June 1, 2004 through May 31, 2006  . . . . . . .  F-5

        Consolidated Statement of Cash Flows
         For The Twelve Months Ended May 31, 2006 and 2005 . .  F-7

        Notes to Consolidated Financial Statements . . . . . .  F-8

                                     F-1
                                      19
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
                               (561) 626-0400

Thomas B. Andres, C.P.A.*, C.V.A.                     FAX (561) 626-3453
Paul M. Wieseneck, C.P.A.
*Regulated by the State of Florida

          Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
American Capital Holdings, Inc.
Jupiter, FL 33410

We have audited the accompanying Consolidated Balance Sheets of American Capital Holdings, Inc. as of May 31, 2006 and 2005 and the related Consolidated Statements of Operations, Changes in Shareholders' Equity and Cash Flows for the years then ended. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the consolidated financial position of American Capital Holdings, Inc. as of May 31, 2006 and 2005 and the results of their consolidated operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.



       /s/Wieseneck, Andres & Company, P.A.

North Palm Beach, Florida
October 3, 2007









                                    F-2

AMERICAN CAPITAL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
FOR THE YEARS ENDING MAY 31, 2006 AND 2005

                                ASSETS                     2006          2005
                                                          ------        ------
       Current Assets
            Cash and Cash Equivalents               $       5,287  $   400,487
            Notes Receivable                              143,569      384,966
            Loans Receivable Related Parties              423,517      445,645
            Prepaid Expenses                               55,543       94,405
                                                      ------------ -----------
                Total Current Assets                      627,916    1,325,503
                                                      ------------ -----------

       Property and Equipment, net                         35,979       38,595
                                                      ------------ -----------
       Other Assets
            Marketable Securities                               -       81,355
            Intangible Assets, net                          8,938       28,938
            Insurance Licenses                             19,600      980,000
            Security Deposit                                2,435        3,110
                                                      ------------ -----------
                Total Other Assets                         30,973    1,093,403
                                                      ------------ -----------
   TOTAL ASSETS                                     $     694,868  $ 2,457,501
                                                      ============ ===========
             LIABILITIES & STOCKHOLDERS' EQUITY

     Liabilities
            Current Liabilities
               Accounts Payable                     $     242,203  $   106,998
               Accrued Expenses                           181,999       52,438
               Loans Payable-Related Companies                  -       29,511
               Loans Payable-Shareholders                 183,727      175,887
               Notes Payable                              325,450    1,040,477
                                                      ------------ -----------
              Total Current Liabilities                   933,379    1,405,311
                                                      ------------ -----------
        Total Liabilities                                 933,379    1,405,311
                                                      ------------ -----------
        Stockholders' Equity
            Common Stock $.0001 par value, 100 million
             shares authorized, 18,908,680 with
             800,000 unissued and 17,398,903 with
             1,300,000 unissued                             1,971        1,870
            Paid-in-Capital                            17,523,121   16,581,195
            Retained Deficit                          (17,763,603) (15,378,157)
            Accumulated Comprehensive Loss                      -     (152,718)
                                                      ------------ ------------
              Total Stockholders' Equity                 (238,511)    1,052,190

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY              $   694,868  $ 2,457,501
                                                       =========== ============
Read accompanying summary of accounting policies and notes to financial statements.
                                      F-3
AMERICAN CAPITAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MAY 31, 2006 and 2005
                                                       2006         2005
                                                 ____________ ____________
    Revenues
            Net Sales                           $          -   $      123
            Cost of Sales                            (10,100)     (10,839)
                                                 ------------ ------------
                Gross (Loss)                         (10,100)     (10,716)


    Operating Expenses
            General and Administrative, Net of       270,066      261,448
              reimbursed expenses of
              $942,177 and $296,335
            Sales and Marketing                        2,000       55,531
            Impairment Expense                       980,400      433,956
                                                 ------------ ------------
                  Total Operating Expenses         1,252,566      750,934

                                                 ------------ ------------
                  Loss from Operations            (1,262,566)    (761,651)
                                                 ------------ ------------
    Other Income (Expense)
            Interest Income                           11,479       12,670
            Interest Expense                         (38,065)     (48,408)
            Write Off of Interest in Developing
             Companies and Note Receivable          (454,628)  (2,204,151)
            Loss on Disposition of
                Marketable Securities                (20,339)           -
                                                 ------------ ------------
                Net Other Expenses                  (501,553)  (2,239,889)
                                                 ------------ ------------
 Net Loss Before Comprehensive Losses             (1,764,119)  (3,001,540)
                                                 ------------ ------------

        Unrealized Holding Loss                            -     (177,325)
        Adjustment to Prior Years
         Unrealized Holding Loss                     152,718           -
                                                 ------------ ------------
    Net Comprehensive Gain (Loss)                    152,718    (177,325)
                                                 ------------ ------------
Net Loss                                         $(1,611,401) $(3,178,865)
                                                 ============ ============

Basic and Diluted
 Net Loss Per Common Share                       $      (.08) $      (.20)
                                                 ============ ============


Weighted Average Shares Outstanding                19,372,064   15,863,486
                                                 ============ ============

Read the accompanying summary of accounting policies and notes to financial statements.
                                      F-4
AMERICAN CAPITAL HOLDINGS, INC.
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FROM JUNE 1, 2004 THROUGH MAY 31, 2006

                                  Add'l Paid
               Number of  At Par  in Capital            Accum. other    Total
                  Shares   Value  & Treasury  Retained  Comprehen-  Stockholder
                  Issued  $.0001    Stock      Deficit   sive Inc.     Equity
                ---------- ------ ----------- ---------- ---------- -----------
Bal 5/31/04   15,723,903 $1,702 $14,681,363 $(11,350,918) $  24,607 $3,356,754

Sale of Common
Stock          1,675,000    168   1,899,832            -          -  1,900,000

Dividend Paid          -      -           -   (1,025,699)         - (1,025,699)

Comprehensive Loss     -      -           -            -   (177,325)  (177,325)

Net Loss               -      -           -   (3,001,540)         - (3,001,540)
             ----------- ------- ---------- ------------  ---------- ----------
Bal 5/31/05   17,398,903  1,870  16,581,195  (15,378,157)  (152,718) 1,052,190

Sale of Common
 Stock           143,750     14     259,986           -          -     260,000

Conversion of debt
 and accrued interest
 to equity       590,027     59     632,468           -          -     632,527

Issuance of
 500,000 shares
 previously recorded
 as unissued     500,000      -           -           -          -           -

Sale of Common
 Stock            26,000      3      46,997           -          -      47,000

Warrants Issued
 as Payment for
 Accrued Interest
 Payable         250,000     25       2,475           -          -       2,500

Comprehensive Gain     -      -           -           -     152,718    152,718

Dividends Paid         -      -           -     (621,327)         -   (621,327)

Net Operating Loss     -      -           -   (1,764,119)         - (1,764,119)
             ----------- ------- ----------- ------------ ---------- ----------
Bal 05/31/06  18,908,680 $1,971 $17,523,121 $(17,763,603) $       - $ (238,511)
             =========== ======= =========== ============ ========== ==========


Read the accompanying summary of accounting policies and notes to financial statements.
                                      F-5


AMERICAN CAPITAL HOLDINGS, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MAY 31, 2006 and 2005
                                                       2006         2005
                                                   ----------   ----------
Cash Flows From Operating Activities
    Cash received from customers                 $        -     $     123
    Cash paid to suppliers of goods
        and services                               (249,512)     (196,798)
    Interest Paid                                   (15,750)      (48,408)
    Interest Received                                 1,672        12,670
                                              ______________ _____________
        Net Cash Flows Used in
         Operating Activities                      (263,590)     (232,413)
                                              ______________ _____________
Cash Flows From Investing Activities
    Purchase of Equipment                            (6,563)      (49,434)
    Purchase of Intangible Asset                          -        (1,289)
    Deposit Made on Insurance Carrier in Escrow           -      (250,000)
    Return of Deposit made on Investments            10,000             -
    Proceeds from Sale of Marketable Securities           -       871,636
    Purchase of Marketable Securities                     -      (345,000)
    Acquisition of Common Stock-Related Companies         -    (1,198,752)
                                              ______________ _____________
        Net Cash Flows Provided By
         (Used In) Investing Activities               3,437      (972,839)
                                              ______________ _____________
Cash Flows From Financing Activities
    Note Receivable Proceeds Disbursed             (601,007)     (271,014)
    Repayment of Notes Receivable                         -        25,000
    Loan Receivable Proceeds Disbursed             (416,145)     (418,578)
    Loan Proceeds from Stockholders                 207,764       175,887
    Repayment of Loans to Stockholders             (150,000)            -
    Repayment of Loan from Related Company                -       (28,170)
    Loan Proceeds to Related
       Debtor in Possession Company                (115,186)            -
    Note Payable Proceeds                                 -       250,000
    Repayment of Note Payable                             -       (50,000)
    Proceeds of Sale from Common Stock              939,527     1,900,000
                                              ______________ _____________
       Net Cash Flows Provided By
         Financing Activities                      (135,047)    1,583,125
                                              ______________ _____________
Net Increase/(Decrease) in Cash                    (395,200)      377,873
Cash and Cash Equivalents at
 Beginning of Period, June 1, 2005 and 2004         400,487        22,614
                                              ______________ _____________
Cash and Cash Equivalents at
End of Period, May 31, 2006 and 2005            $     5,287   $   400,487
                                             =============== =============


Read the accompanying summary of accounting policies and notes to financial statements.


                                     F-6
AMERICAN CAPITAL HOLDINGS, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MAY 31, 2006 and 2005

Reconciliation of Net Loss to Net Cash Flows Used in Operating Activities

                                                    2006         2005
                                               ------------ -------------
    Net Loss                                   $(1,611,401) $ (3,178,865)
    Add Non-Cash Items:
       Depreciation                                 10,100        10,839
       Loss on Disposition of Common Stock         206,403     1,860,787
       Loss on Sale of Common Stock                      -       343,364
       Adjustment to Unrealized Holding Loss      (152,718)      177,325
       Impairment Loss                             980,400       433,956
       Write Off of Equipment                            -         6,779
    Cash was increased by:
       Increase in Accounts Payable                135,203        79,192
       Increase in Accrued Expenses                129,561        41,417
       Decrease in Prepaid Expenses                 38,862             -
    Cash was decreased by:
       Increase in Prepaid Expenses                      -        (7,207)
                                               ------------ -------------
    Net Cash Flows Used in
       Operating Activities                    $  (263,590) $   (232,413)
                                               ============ =============



Non-Cash Transactions:
  The following balance sheet accounts were adjusted to zero by the transfer of marketable securities to a note holder. See Note F.
       Marketable Securities          $102,151
       Note Payable                   $234,530


The Company issued 250,000 warrants valued at $.01 to a creditor as payment for accrued interest payable in the amount of $2,500.














Read the accompanying summary of accounting policies and notes to financial statements.


                                     F-7
AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - DESCRIPTION OF BUSINESS

American Capital Holdings, Inc. (American Capital Holdings) is a Florida Corporation whose primary business consists of insurance and proprietary financial products designed to utilize tax incentives, and mitigate the impact of balance sheet liabilities. The Company's main office is located at 1016 Clemmons Street, Suite 302, Jupiter, Florida 33477, and the telephone number is
(561) 745-6789.

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


                                    F-8

AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C - BUSINESS COMBINATION

The company acquired the net assets of I.S. Direct New York, an unrelated company, through a reverse merger with its wholly owned subsidiary of I.S. Direct Agency, Inc. The acquisition was accounted for as a business combination in accordance with SFAS 141, paragraphs nine through twelve. I.S. Direct, Inc. issued its shares of American Capital common stock it received in the exchange of its stock at its inception with American Capital for the net assets of I.S. Direct New York. The assets acquired by I.S. Direct, Inc., a wholly owned subsidiary, include life and health insurance licenses to operate in all fifty states, $980,000, and website and software costs for $20,000. The two assets of I.S. Direct are included in the Consolidated Balance Sheet of American Capital Holdings, Inc. All intercompany transactions have been eliminated at consolidation. The software costs were written off at May 31, 2006. The costs of the insurance licenses have been written down to their estimated fair value of $19,600 at May 31, 2006.

NOTE D -  NOTES RECEIVABLE

Notes Receivable at May 31, 2006 and 2005 consist of the following:
                                                               2006      2005
   8% non-collateralized notes due on demand.              --------- ---------
   Interest is payable quarterly. Included in the balances are $31,663 and $19,935 of accrued interest receivable. $ 131,663 $ 119,935

   A 4% Note Payable with interest payable monthly. Accrued
   interest payable of $1,989 was included in the balance at
   May 31, 2004. An additional $748 of accrued interest was
   accrued in 2005. By mutual agreement between both parties, the note receivable and all accrued interest was written
   off on May 31, 2005.                                            -         -

   Nine 8% promissory notes purchased from holders of notes
   with Air Media Now, Inc.  By mutual agreement of both
   parties, these notes are not accruing interest.            11,906    11,906

   A 5% non-collateralized surplus note that Cosmopolitan Life
   Insurance has the right to repay, provided Cosmopolitan has sufficient capital to operate as a stipulated premiums life insurance company.  Management made the decision that the
   note and accrued interest receivable were not collectable and
   wrote off the balances in August 2005.  See (1) below.          -   253,125
                                                           --------- ---------
       Total Notes Receivable                              $ 143,569 $ 384,966
                                                           ========= =========
(1) Management has made a determination that the $250,000 note receivable from Cosmopolitan Life Insurance Company was uncollectible, and has written off the amount due and accrued interest of $12,238 as a write off of interest in developing companies and note receivable on August 31, 2005.

All of the other notes receivable have been determined to be collectable and therefore, management has not established an allowance for doubtful accounts.

                                     F-9
AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE E - LOANS RECEIVABLE RELATED PARTIES

The loans receivable from related corporate entities are non-collateralized, non-interest bearing and are due on demand. As of May 31, 2006, eCom, a related party, owed American Capital $186,496. As of November 29, 2004, eCom has been adjudicated as a Chapter 11 Debtor in the involuntary bankruptcy proceedings of the United States Bankruptcy Court - Southern District of Florida (In Re: Case No. 04-34535 BKC-SHF). Pending bankruptcy court approval of eCom's Reorganization Plan, which is expected in due course, there should not be a material affect on the financial condition of American Capital.

The loans due American Capital as of May 31, 2006 are as follows:
    eCom eCom.com Inc.                186,496
    AmEnviro,Inc.                      52,098
    USA Performance Products            3,783
    A Super Deal.com                   25,782
    Swap and Shop.net                  20,930
    A Classified Ad                    21,169
    Diamond Energy                     20,080
    Green Energy Group                 20,043
    CRT Holdings, Inc. (FL)            26,671
    eSecureSoft Company                22,580
    American Environmental, Inc.       22,600
    Other                               1,285
                                    ---------
         Total                      $ 423,517
                                    =========

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

American Capital wrote off its remaining interests in these companies with the exception of IS Direct Agency, Inc., as a charge to Write Off of Investment in Developing Companies of $(2,204,000) for the period ending May 31, 2005.

Available-for-Sale Securities:

eCom eCom.com, Inc. is a Florida Corporation and trades on the OTC/PINK:ECEC. The Company, which was the former parent of USA SportsNet Company, now American Capital Holdings, Inc., owns 1,437,100 common shares of eCom. The Company's investment amounts to 2.9% of the outstanding shares of eCom.

In the year ending May 31, 2006, by mutual agreement, the Company's entire investment of marketable securities in eCom eCom.com, Inc was transferred to a note holder reducing the note payable to zero. The original cost basis for these marketable securities was $254,869. Through May 31, 2005, a net
                                      F-10

AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE F - INVESTMENTS - (CONTINUED)
unrealized holding loss in the amount of $152,718 had been recognized. As a result of the transfer, an unrealized holding gain of the amount of $152,718, which eliminated the Accumulated Comprehensive Loss, and a loss on the disposition of marketable securities in the amount of $20,339 was recognized in the Consolidated Statement of Operations at May 31, 2006. Also as a result of the transfer, the following balance sheet account was adjusted; the company's remaining investment in eCom eCom, $102,151 was written down to zero.

As a part of an acquisition of common stock of the various developing companies, see the first paragraph of this Note, the Company owns approximately 53 million shares or 90% of the outstanding common shares of Air Media Now!, Inc. (Air Media Now). Air Media Now owned the rights to market certain intellectual property that had never been fully developed by its previous owners. Air Media Now has no assets but is currently traded on the pink sheets (AMNW:PK). The stock was trading at $.01 at May 31, 2006. Air Media Now has not filed financial statements subsequent to December 31, 2002 with the Securities and Exchange Commission. American Capital Holdings, Inc. wrote off any and all of its recorded investment in Air Media Now as an impairment expense in the year ended May 31, 2004. Air Media Now is a consolidated subsidiary of American Capital Holdings at May 31, 2006 and 2005.


NOTE G - PROPERTY AND EQUIPMENT

Equipment is stated at cost less depreciation. As of May 31, 2006, equipment consisted of computer hardware, software, and office furniture and equipment. Depreciation expense of $10,100 and 10,839 has been recorded for the years ending May 31, 2006 and 2005 respectively.


NOTE H - PREPAID EXPENSES

Prepaid expenses consist primarily of amounts paid for auditing work for the Company, along with marketing and research material to be used for investor relations.


NOTE I - INTANGIBLE ASSETS

Intangible assets consist of website software development costs, and fees related to applications for patents and trademarks. The intangible assets are not in use and are currently not being amortized.


NOTE J - OTHER ASSETS

Other assets consist primarily of security deposits on the lease of office facilities.



                                     F-11
AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE K - LOAN PAYABLE RELATED PARTY

A non-interest bearing, non-collateralized loan payable to related companies in the amount of $0 and $29,511 was due on demand at May 31, 2006 and 2005
respectively.   As of May 31, 2006 non-collateralized loans payable to
shareholders in the amount of $183,727 are due on demand.


NOTE L - NOTES PAYABLE

Promissory Notes as of May 31, 2006 consisted of
                                                  May 31, 2006   May 31, 2005
                                                  -------------- -------------
Four interest bearing, non-collateralized loans.
The loans have various maturities throughout 2006.   $ 325,450     $ 450,450
                                                     ----------    ---------
     Total Notes Payable                               325,450       450,450
     Less Current Portion                             (325,450)     (450,450)
                                                     ----------    ---------
     Net Long-term Debt                              $       0     $       0
                                                     ==========    =========
The short-term notes payable mature as follows:
     May 31, 2006 and 2005                           $ 325,450     $ 450,450

Two non-interest bearing, non-collateralized loans
 due on demand                                       $       0    $  590,027
                                                    ----------     ---------
                          Total Notes Payable       $  325,450    $1,040,477
                                                    ==========     =========

The notes and loans can be converted to shares of the Company's $.0001 par value common stock at the option of the holder. The notes pay interest at 10% per annum. Interest is paid quarterly. The loan can be converted at 80% of the average closing price of Company's common stock for the preceding five (5) consecutive trading days with a floor of $1. Prior to the year ended May 31, 2004, the holder of approximately $830,000 of debt plus accrued interest agreed to convert $500,000 of his debt to common stock. The $500,000 was recognized as converted to equity in 2004. The 500,000 of common shares remained unissued at May 31, 2004 and 2005. In June 2004 (year ended May 31, 2005) the same creditor loaned another $250,000 to the Company. In the year ended May 31, 2006, the Company, by mutual agreement, converted the remaining debt plus all accrued interest outstanding, a total of approximately $581,000, to equity for 590,027 shares of common stock of the company. The 500,000 shares of common stock unissued in 2004, were issued during August 2005 (year ended May 31, 2006).


NOTE M - WARRANTS

The Company issued 1,005,000 detachable warrants for each dollar of debt as described in Note L above. Management determined that the value of the

                                       F-12

AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE M - WARRANTS - CONTINUED

detachable warrants at $.01 on the date of issuance and charged paid in capital and reduced the value of the debt by $10,050 in the year ended May 31, 2004. Each warrant entitles the holder to purchase one (1) share of common stock at $.01. The Company also issued 400,000 warrants to one of the former owners of IS Direct Agency for providing his insurance licensing in all fifty states. The warrants can be exercised for $.01 each. An additional 216,209 warrants were issued in connection with the Spaulding acquisition, one warrant for every ten shares owned. Each unit of Spaulding entitled the owner to one warrant with an exercise price of $6.00 each.

The following is a summary of warrants through:
                                                    May 31, 2006  May 31, 2005

    Outstanding warrants at the beginning of the year  1,621,209     1,621,209
    Warrants issued                                            0             0
    Warrants expired                                   1,371,209             0
    Warrants exercised                                   250,000             0
                                                     ------------  ------------
    Warrants outstanding at the end of the year                0     1,621,209
                                                     ============  ============


NOTE N - STOCKHOLDERS' EQUITY

The 800,000 unissued shares of common stock at May 31, 2006 are to be issued to the stockholders of IS Direct, a New York corporation. See Note C.


NOTE O - DIVIDENDS

The Company pays certain expenses on behalf of the various related companies that were spun off from eCom eCom.com, Inc. The payable on the books of the spin off company, which is an account receivable on the books of American Capital Holdings, is then converted to common stock of that company. It is not the intention of American Capital to be a holding company so it, therefore, distributes the newly acquired shares of common stock, pro-rata to the current stockholders of American Capital. The Company has converted approximately $623,000 and $1,060,000 from a receivable to common stock of the spin off companies in each of the respective periods. The Company then distributes those shares to its own shareholders in the form of dividends paid.


NOTE P - COMMITMENTS AND CONTINGENCIES

The Company leased approximately 1,231 square feet office facilities in Palm Beach Gardens, Florida under an operating lease of $2,331 per month which expires on January 31, 2007. ISDA leased approximately 200 square feet of office facilities in Buffalo, NY under a month to month agreement of $425.00 per month.

                                 F-13
AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE P - COMMITMENTS AND CONTINGENCIES  - CONTINUED

Future minimum lease payments including sales tax as of May 31, 2006 are:
Fiscal Years ending:

            May 31, 2007                        18,648
                                              --------
            Total Minimum Lease Payments      $ 18,648
                                              ========
Rent expense for the twelve month period ending May 31, 2006 was $35,124. Rent expense for the twelve month period ending May 31, 2005 was $39,634.

NOTE Q - INCOME TAXES

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception.
The Company's net operating loss carry-forward as of May 31, 2006 totals approximately $16,000,000. This carry-forward, which will be available to offset future taxable income, and expire beginning in May 31, 2024.

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

The computation of diluted loss per share before extraordinary item for the year ended May 31, 2005 does not include shares from potentially dilutive securities as the assumption of conversion or exercise of these would have an
                                     F-14
AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE Q - INCOME TAXES - CONTINUED

antidilutive effect on loss per share before extraordinary items. In accordance with generally accepted accounting principles, diluted loss per share from extraordinary item is calculated using the same number of potential common shares as used in the computation of loss per share before extraordinary items.

NOTE R - DEFERRED TAX ASSET

Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company's assets and liabilities. Temporary differences, net operating loss carry forwards and valuation allowances comprising the net deferred taxes on the balance sheets is as follows:
                                             May 31, 2006   May 31, 2005
                                             ------------- --------------
         Loss carry forward for tax purposes $ 16,000,000  $ 15,000,000
                                             ============= ==============
         Deferred tax asset (34%)               5,600,000     5,250,000

         Valuation allowance                   (5,600,000)   (5,250,000)
                                             ------------- --------------
         Net deferred tax asset              $          -  $          -
                                             ============= ==============

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carry-forward as of May 31, 2006 was approximately $16,000,000. These carry-forwards, which will be available to offset future taxable income, will expire through the year 2024.

The Company does not believe that the realization of the related net deferred tax asset meets the criteria required by generally accepted accounting principles and, accordingly, the deferred income tax asset arising from such loss carry forward has been fully reserved.


NOTE S - CHANGE IN ACCOUNTING PRINCIPLE/ERROR

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

NOTE T - SUBSEQUENT EVENTS

On or about October 10, 2006, a stockholder of the Company filed suit in the California Superior Court but the lawsuit was removed to the United States District Court for the Eastern District Court of California. American Capital
                                       F-15
AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE T - SUBSEQUENT EVENTS - CONTINUED

Holdings, the defendant, move to have the case transferred to the United States District Court for the Southern District of Florida based on the venue being improper. On February 28, 2007 the U.S. District Judge then presiding over the case granted defendant's motion and ordered that the case be transferred. The case has not yet been transferred or re-filed.

NOTE U - RELATED PARTY TRANSACTIONS

The Company has receivables due from nine related entities. eCom eCom.com, Inc. owes $196,450 for services paid to the Company's transfer agent and accountant, including $100,000 of debtor-in-possession financing, as authorized by the United States Bankruptcy Court, Case No. 04-35435-SHF. Freedom 4 Wireless,
Inc. owed the Company $670,199 for working capital and inventory purchased by ACHI, and for investments into the company between March 2004 and June 2004.
On February 1, 2005, this investment was converted into 47,457,356 shares of MyZipSoft, Inc. common stock. Additional advances were made after February 1, 2005, resulting in a balance due from MyZipSoft of $108,262. On August 31, 2005 10,826,190 of shares of MyZipSoft were issued to American Capital Holdings. These MyZipSoft shares where distributed to the shareholders of record of
American Capital Holdings on August 31, 2005.   Additional advances to support
operations were made into each of the following eight spin-offs of eCom; A Super Deal.com, Inc, Swap and Shop.net Corp, A Classified Ad, Inc, AAB National Company, Pro Card Corporation, USAS Digital Inc, USA Performance Products, and eSecureSoft Company. These related party transactions totaled $377,664, on August 31, 2005 and an additional $72,767 during the three months ending November 30, 2005. The following shares where issued to American Capital Holdings by the following companies as compensation for these advances and services.

Shares issued to American Capital Holdings during the twelve months ended May 31, 2006 and distributed to the shareholders of American Capital Holdings, Inc. to shareholders of record of American Capital Holdings as of August 31, 2005 and November 30, 2005 and February 28, 2006 are as follows:

                         Shares           Shares             Shares
                         Distributed on   Distributed on     Distributed on
Company name             August 31, 2005  November 30, 2005  February 28, 2006
----------------------   ---------------  -----------------  -----------------
eSecureSoft Company        6,560,606            743,531           702,425
USAS Digital               4,502,351          1,050,875         1,266,658
Pro Card Corporation       5,265,896          1,463,125           593,125
AAB National               7,099,350            952,500           836,453
A Classified Ad            3,694,725          1,722,500           728,750
Swap and Shop              3,886,226            747,475           869,375
A Super Deal               6,757,351            856,750           916,005
MyZipSoft                 10,826,190                  0           510,550

The Company has received loans from various Officers and Directors. As of May 31, 2006, the company owes $124,585 to Barney Richmond and $25,057 to Richard Turner.

                                     F-16
AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE V - RECENT ACCOUNTING PRONOUNCEMENTS

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

Goodwill and intangible assets acquired prior to July 1, 2001 will continue to be amortized and tested for impairment in accordance with pre- SFAS
No. 142 requirements until adoption of SFAS No. 142. Under the provision of SFAS No.142, intangible assets with definite useful lives will be amortized to
                                     F-17
AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE V - RECENT ACCOUNTING PRONOUNCEMENTS

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

There were no changes in the Company's internal controls over financial reporting during the year ended May 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name                     Age                Positions Held
-------------------------------------------------------------------------
Barney A. Richmond        55                 Chairman/President/Secretary
                                                   Director

Richard C. Turner         47                 Treasurer/Chief Financial
Officer/Director

                                    36

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

Richard C. Turner has been Treasurer and Chief Financial Officer of the Company since June 2001, and became a Director of the Company in February 2004. From September 1990, until he joined the Company in June 2001, Mr. Turner was employed as an accountant by Glenn G. Schanel, CPA, where he was responsible for corporate and individual tax returns, business write-up services, and business consulting services, including computer and database management. Prior to 1990, Mr. Turner was Vice President of Finance at First American Bank, Lake Worth, Florida, where he was responsible for the bank's financial reporting, budgeting and cost accounting. Mr. Turner currently serves as CFO of eCom eCom.com, Inc. and the other ten public companies spun off by eCom eCom.

A special meeting of the shareholders of American Capital Holdings, Inc. was held on December 7, 2005. A motion was passed to remove Barry M. Goldwater, Jr., Norman E. Taplin and Michael Pickens from the Board of Directors of the Company. The Company also accepted the resignations of Michael Camilleri and Matthew Salmon. On March 6, 2006 filed Mr. Camilleri's resignation was filed with the Florida Secretary of State. On March 17, 2006 Mr. Picken's resignation was filed with the Florida Secretary of State. On March 23, 2006 Mr. Goldwater's resignation was filed with the Florida Secretary of State. On April 5, 2006 Mr. Taplin's resignation was filed with the Florida Secretary of State. On March 2, 2006 Mr. Sizemore's and Mr. Salmon's removal from the board was filed electronically with the Florida Secretary of State.

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


ITEM 10. EXECUTIVE COMPENSATION.

Prior to January 5, 2004, when the Company was spun off from eCom, our executive officers were paid by eCom. After the Company was spun off from eCom, Richard
C. Turner, our Chief Financial Officer, has been paid an annual salary of $50,000, plus a minimum annual bonus of $50,000. No other executive officer
                                     37
AMERICAN CAPITAL HOLDINGS, INC.

ITEM 10. EXECUTIVE COMPENSATION - (CONTINUED)

currently receives compensation from the Company. We have agreed to issue to our independent directors, but have not yet issued, warrants to purchase a total of 1,500,000 shares of our Common Stock at an exercise price of $.01 per share, as compensation for their directorial and consulting services.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

As of May 31, 2006, there were a total of 18,908,680 shares of the Company's stock outstanding. In addition, as of May 31, 2006, there were 800,000 shares of common stock subscribed for, but not yet issued, pursuant to the conversion of certain convertible notes previously issued by the Company and subscription agreements. In addition, the Company has issued warrants to purchase an additional 1,931,209 shares of common stock, and has committed to issue another 4,500,000 warrants to purchase common stock. The table below shows the number of shares of common stock held as of May 31, 2005, by (a) each director and executive officer of the Company, (b) the directors and executive officers of the Company as a group, and (c) each person known by us to be the beneficial owner of more than 5% of the Company's outstanding stock. All percentages assume the shares currently subscribed for are issued and assumes all of the warrants are issued and exercised.

                                          Number of          % of Shares
Name and Address                          Shares Owned       Outstanding
-----------------------                  --------------   ---------------
Barney A. Richmond, Director & President      6,464,048           34.2%
601 Seafarer Circle
Jupiter, FL 33477

Richard C. Turner, Director &
Chief Financial Officer                         230,870            1.2%
4200 Oak Street
Palm Beach Gardens, FL 33418

David W. Pong (1)                             2,720,877           14.4%
161 San Antonio Way
Sacramento, CA 95819

All Directors & Executive Officers
 as a group (2 persons)                       6,694,918           35.4%

(1) All shares are held by the David W. Pong Revocable Trust.

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

On February 29, 2004 the Company received intellectual property rights when it acquired 53,910,922 common shares of Air Media Now, Inc. from ACHI, a related
                                     38
AMERICAN CAPITAL HOLDINGS, INC.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

company. The fair value of the publicly traded shares of Air Media Now, Inc. at date of receipt was $3,469,622. The stock was trading at $.01 at May 31, 2006. Air Media Now has not filed financial statements subsequent to December 31, 2002 with the Securities and Exchange Commission. American Capital Holdings, Inc. wrote off any and all of its recorded investment in Air Media Now as an impairment expense in the year ended May 31, 2004. Air Media Now is a consolidated subsidiary of American Capital Holdings at May 31, 2006 and 2005.


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


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees.

The aggregate fees billed to the Company for professional services rendered for the audit of the Company's annual financial statements, review of the Company's quarterly financial statements, and other services normally provided in connection with statutory and regulatory filings or engagements was $55,421 for the fiscal year ended May 31, 2006, and $54,995 for the fiscal year ended May 31, 2005.
                                     39
AMERICAN CAPITAL HOLDINGS, INC.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES - (CONTINUED)

Other Fees.

Other fees billed to the Company by accountants for consultation services, research and client assistance totaled $0 for the fiscal year ended May 31, 2006, and $0 for the fiscal year ended May 31, 2005.


SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Capital Holdings, Inc.
(Registrant)

By   /s/ Barney A. Richmond
     ----------------------
     Barney A. Richmond, Principal Executive Officer

Dated  October 3, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By   /s/ Barney A. Richmond
     ----------------------
   Barney A. Richmond, Principal Executive Officer

Dated  October 3, 2007


By   /s/ Richard C. Turner
     ---------------------
     Richard C. Turner, Chief Financial Officer and Director

Dated  October 3, 2007














                                     40
AMERICAN CAPITAL HOLDINGS, INC.

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

Date: October 3, 2007

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

Date: October 3, 2007

/s/ Richard C. Turner
------------------------
Richard C. Turner, Chief Financial Officer
AMERICAN CAPITAL HOLDINGS, INC.


Exhibit 32
In connection with the Annual Report of American Capital Holdings, Inc. (the "Company") on Form 10-KSB for the period ending May 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Barney A. Richmond, President of the Company, and Richard C. Turner, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

        (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Barney A. Richmond
---------------------------
Barney A. Richmond, Principal Executive Officer
October 3, 2007


/s/ Richard C. Turner
---------------------------
Richard C. Turner, Chief Financial Officer
October 3, 2007

























                                      43