Form 10QSB
period 2006-08-31
AMERICAN CAPITAL HOLDINGS INC
filed 2007-10-12
CIK 1288012

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                Form 10-QSB

[X]      ANNUAL REPORT UNDER OR OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended August 31, 2006
                   ----------------------------------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________________ to _____________

                       Commission file number 000-50776
                       --------------------------------

                        AMERICAN CAPITAL HOLDINGS, INC.
       ---------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

        Florida                                       65-0895564
--------------------------------              --------------------------------
 (State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                    Identification No.)

                       1016 CLEMMONS STREET, SUITE 302
                             JUPITER, FLORIDA  33477
------------------------------------------------------------------------------
                    (Address of principal executive offices)

                               (561) 745-6789
------------------------------------------------------------------------------
            (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes [ X ]    No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).    Yes [   ]    No [ X ]

As of August 31, 2006 the issuer had 21,110,680 shares of common stock, $.0001 Par Value, outstanding.

Transitional Small Business Disclosure format:  Yes [   ]   No [ X ]







AMERICAN CAPITAL HOLDINGS, Inc.            Form 10-QSB     AUGUST 31, 2006

                                       INDEX
                                                                    PAGE NO.

                    PART I    FINANCIAL INFORMATION

ITEM 1    FINANCIAL STATEMENTS

          Independent Accountants' Report . . . . . . . . . . . . . .  3

          Consolidated Balance Sheets:
           August 31, 2006 and May 31, 2006 (Unaudited) . . . . . . .  4

          Consolidated Statements of Operations:
           Three Months Ended August 31, 2006 and 2005  . . . . . . .  5

          Consolidated Statement of Changes in Shareholders' Equity:
           from May 31, 2005 Through August 31, 2006  . . . . . . . .  6

          Consolidated Statements of Cash Flows:
           for the Three Months Ended August 31, 2006 and 2005  . . .  7

          Notes to Consolidated Financial Statements  . . . . . . . .  9

ITEM 2 Management's Discussion and Analysis or Plan of Operation  . . 19

ITEM 3 Controls and Procedures  . . . . . . . . . . . . . . . . . . . 22

                  PART II       OTHER INFORMATION

ITEM 1 Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . 23

ITEM 2 Unregistered Sales Of Equity Securities and Use Of
       Proceeds . . . . . . . . . . . . . . . . . . . . . . . . . . . 23

ITEM 3 Defaults Upon Senior Securities  . . . . . . . . . . . . . . . 23

ITEM 4 Submission Of Matters to a Vote Of Security Holders. . . . . . 23

ITEM 5 Other Information  . . . . . . . . . . . . . . . . . . . . . . 23

ITEM 6 Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . 23

SIGNATURES AND CERTIFICATIONS . . . . . . . . . . . . . . . . . . . . 24

       Exhibit 31.1 Certification required under Section 302 of . . 25 the Sarbanes-Oxley Act of 2002 by the CE0

       Exhibit 31.2 Certification required under Section 302 of . . 26 the Sarbanes-Oxley Act of 2002 by the CFO

       Exhibit 32    Certification of CEO and CFO Pursuant to . . . . 27
                     Section 906 of the Sarbanes-Oxley Act


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
                               (561) 626-0400

Thomas B. Andres, C.P.A.*, C.V.A.                     FAX (561) 626-3453
Paul M. Wieseneck, C.P.A.
*Regulated by the State of Florida


           Report of Independent Registered Public Accounting Firm


To the Board of Directors and Stockholders of American Capital Holdings, Inc.
Jupiter, Florida

We have reviewed the accompanying consolidated balance sheet of American Capital Holdings, Inc. as of August 31, 2006 and May 31, 2006 and the related consolidated statements of operations for the three-month periods ended August 31, 2006 and 2005, the consolidated statement of cash flows for the three-month period ending August 31, 2006 and the consolidated statement of changes in shareholders' equity from May 31, 2005 through August 31, 2006. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the U.S. generally accepted auditing standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.



   /s/Wieseneck, Andres & Company, P.A.


North Palm Beach, Florida
October 9, 2007








                                     3
AMERICAN CAPITAL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
                                                AUGUST 31, 2006  MAY 31, 2006
ASSETS
    Current Assets
         Cash and Cash Equivalents              $       5,625  $       5,287
         Notes Receivable                             145,580        143,569
         Loans Receivable Related Parties (net)       243,632        423,517
         Prepaid Expenses                              38,235         55,543
                                                  ------------   ------------
             Total Current Assets                     433,072        627,916
                                                  ------------   ------------

    Property and Equipment, net                        33,379         35,979
                                                  ------------   ------------
    Other Assets
         Marketable Securities                        295,852              -
         Intangible Assets, net                         8,938          8,938
         Insurance Licenses                            19,600         19,600
         Security Deposit                               2,435          2,435
                                                  ------------   ------------
             Total Other Assets                       326,825         30,973
                                                  ------------   ------------
TOTAL ASSETS                                    $     793,276  $     694,868
                                                  ============   ============
LIABILITIES & STOCKHOLDERS' EQUITY
  Liabilities
         Current Liabilities
            Accounts Payable                    $     285,688  $     242,203
            Accrued Expenses                          237,818        181,999
            Loan Payable Related Parties              206,561        183,727
            Notes Payable                             325,450        325,450
                                                  ------------   ------------
            Total Current Liabilities               1,055,517        933,379
                                                  ------------   ------------
     Total Liabilities                              1,055,517        933,379
                                                  ------------   ------------
     Stockholders' Equity
         Common Stock $.0001 par value, 100 million
          shares authorized, 21,110,680 and
          18,908,680 shares issued and outstanding
          800,000 and 800,000 unissued                  2,191          1,971
         Paid-in-Capital                           17,546,163     17,523,121
         Retained Deficit                         (17,810,595)   (17,763,603)
                                                  ------------   ------------
  Total Stockholders' Equity                         (262,241)      (238,511)
                                                  ------------   ------------
TOTAL LIABILITIES & STOCHHOLDERS' EQUITY         $    793,276  $     694,868
                                                  ============   ============


See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.


                                     4

AMERICAN CAPITAL HOLDINGS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED
AUGUST 31, 2006 AND 2005

                                             AUGUST 31, 2006   AUGUST 31, 2005

       Revenues
               Net Sales                       $          -      $          -
               Cost of Sales                         (2,600)           (2,423)
                                                ------------      ------------

                   Gross Profit                      (2,600)           (2,423)
                                                ------------      ------------
       Operating Expenses
               General and Administrative, Net of    26,142            53,279
                  reimbursed expenses of
                  $132,643 and $562,076
               Sales and Marketing                        -             2,000
                                                ------------      ------------
             Total Operating Expenses                26,142            55,279

                                                ------------      ------------
             Income/(Loss) from Operations          (28,742)           (57,702)
                                                ------------      ------------
       Other Income (Expense)
               Interest Income                        3,655             2,411
               Interest Expense                     (21,905)           (2,637)
               Loss on Disposition
                  of Marketable Securities                -          (265,363)
                                                ------------      ------------
                   Net Other Expenses               (18,250)         (265,588)
                                                ------------      ------------
    Net Loss Before Other Comprehensive Losses      (46,992)         (323,290)

       Other Comprehensive Income / (Loss)
           Unrealized Holding Loss During Period          -           (47,186)
                                                ------------      ------------
       Total Comprehensive Loss                           -           (47,186)
                                                ------------      ------------
    Net Loss                                   $    (46,992)     $   (370,476)
                                                ============      ============


Basic and Diluted
 Net Loss Per Common Share                     $      (.002)     $      (.020)
                                                ============      ============


Weighted Average Shares Outstanding              20,103,767        18,943,495
                                                ============      ============


See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

                                     5
AMERICAN CAPITAL HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FROM MAY 31, 2005 THROUGH AUGUST 31, 2006


               Number of  At Par                        Accum. other    Total
                  Shares   Value  Add'l Paid  Retained  Comprehen-  Stockholder
                  Issued  $.0001  in Capital   Deficit   sive Inc.     Equity
                ---------- ------ ----------- ---------- ---------- -----------
Bal 5/31/05   17,398,903 $1,870 $16,581,195 $(15,378,157) $(152,718)$1,052,190

Sale of Common
 Stock           143,750     14     259,986           -          -     260,000

Conversion of debt
 and accrued interest
 to equity       590,027     59     632,468           -          -     632,527

Issuance of
 500,000 shares
 previously recorded
 as unissued     500,000      -           -           -          -           -

Sale of Common
 Stock            26,000      3      46,997           -          -      47,000

Warrants Issued
 and exercised,
 Payment for
 Accrued Interest
 Payable         250,000     25       2,475           -          -       2,500

Adjustment to Prior
 Years Unrealized
 Holding Loss          -      -           -           -     152,718    152,718

Dividends Paid         -      -           -     (621,327)         -   (621,327)

Net Loss               -      -           -   (1,764,119)         - (1,764,119)
             ----------- ------- ----------- ------------ ---------- ----------
Bal 05/31/06  18,908,680  1,971  17,523,121  (17,763,603)         0   (238,511)

Stock issued   2,202,000    220      23,042            0          0     23,262

Net Operating Loss     0      0           0      (46,992)         0    (46,992)
             ----------- ------- ----------- ------------ ---------- ----------
Bal. 8/31/06  21,110,680 $2,191 $17,546,163 $(17,810,595) $       0 $ (262,241)
             =========== ======= =========== ============ ========== ==========




See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.


                                    6
AMERICAN CAPITAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED AUGUST 31, 2006 AND 2005

                                             AUGUST 31, 2006   AUGUST 31, 2005


Cash Flows From Operating Activities
    Cash received from customers               $          0      $          0
    Cash paid to suppliers of goods
        and services                                (12,528)          (55,221)
    Interest Paid                                         0           (12,604)
    Interest Received                                    41                24
                                              _______________  _______________
        Net Cash Flows Used in
         Operating Activities                       (12,487)          (67,801)
                                              _______________  _______________
Cash Flows From Investing Activities
    Purchase of Equipment                                 0            (6,563)
    Return of Investment Deposit                          0            10,000
                                              ______________  _______________
        Net Cash Flows Provided By
         (Used In) Investing Activities                   0             3,437
                                              _______________  _______________
Cash Flows From Financing Activities
    Loans from Related Companies                     14,200           161,033
    Repayment of Loans from Related Companies       (28,875)         (152,608)
    Payment for Debtor in Possession financing            0          (115,186)
    Proceeds from Sale of Stock                      27,500           143,750
    Purchase of Notes Receivable                          0           (50,000)
    Payments on Notes Payable                             0          (125,000)
                                              _______________  _______________
        Net Cash Flows Provided By
         Financing Activities                       (12,825)         (138,011)
                                              _______________  _______________
Net Increase / (Decrease) in Cash                       338          (202,375)

Cash and Cash Equivalents at
 Beginning of Period, June 1, 2006 and 2005           5,287           400,488
                                              _______________  _______________
Cash and Cash Equivalents at
End of Period, August 31, 2006 and 2005        $      5,625     $     198,113
                                              ===============  ===============








See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

AMERICAN CAPITAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED AUGUST 31, 2006 AND 2005


Reconciliation of Net Loss to Net Cash Flows Used in Operating Activities

                                               AUGUST 31, 2006   AUGUST 31, 2005

    Net Income (Loss)                            $    (46,992)     $   (370,476)
    Add Non-Cash Items:
         Other Comprehensive Income                         -            47,186
         Valuation Loss                                     -           262,237
         Depreciation                                   2,600             2,423
    Cash was increased by:
         Increase in Accrued Expenses                  55,819            26,958
         Increase in Account Payable                   43,485                 -
         Decrease in Prepaid Expenses                  17,308
    Cash was decreased by:
         Increase in Notes Receivable                  (2,011)
         Decrease in Accounts Payable                       -           (28,503)
         Increase in Prepaid Expenses                       -            (7,626)
         Marketable Securities received for services  (82,696)                -

                                                _______________  _______________
        Net Cash Flows Used in
         Operating Activities                    $    (12,487)    $     (67,801)
                                                ===============  ===============
















See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2006

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

AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2006

NOTE C - BUSINESS COMBINATION

The company acquired the net assets of I.S. Direct New York, an unrelated company, through a reverse merger with its wholly owned subsidiary of I.S. Direct Agency, Inc. The acquisition was accounted for as a business combination in accordance with SFAS 141, paragraphs nine through twelve. I.S. Direct, Inc. issued its shares of American Capital common stock it received in the exchange of its stock at its inception with American Capital for the net assets of I.S. Direct New York. The assets acquired by I.S. Direct, Inc., a wholly owned subsidiary, include life and health insurance licenses to operate in all fifty states, $980,000 and website and software costs for $20,000. The two assets of I.S. Direct are included in the Consolidated Balance Sheet of American Capital Holdings, Inc. All intercompany transactions have been eliminated at consolidation. The licenses and software costs have been written down to their estimated fair value at May 31, 2006.

NOTE D -  NOTES RECEIVABLE

Notes Receivable at August 31, 2006 and May 31, 2006 consist of the following:

                                                          Aug. 31 06 May 31 06
                                                           --------- ---------
   8% non-collateralized notes due on demand.
   Interest is payable quarterly.  Included in the balance
   is $33,674 and 31,663 of accrued interest receivable.   $ 133,674 $ 131,663

   Nine 8% promissory notes purchased from holders of notes
   with Air Media Now, Inc.  By mutual agreement of both
   parties, these notes are not accruing interest.            11,906    11,906
                                                           --------- ---------
       Total Notes Receivable                              $ 145,580 $ 143,569
                                                           ========= =========

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

AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2006

NOTE E - LOANS RECEIVABLE RELATED PARTIES - CONTINUED


The loans due American Capital as of August 31, 2006 and May 31, 2006 are as follows:
                                  August 31, 2006    May 31, 2006
                                  ---------------    ------------
    eCom eCom.com Inc.                186,496           186,496
    AmEnviro,Inc.                      52,098            52,098
    USA Performance Products            3,753             3,783
    A Super Deal.com                        0            25,782
    Swap and Shop.net                       0            20,930
    A Classified Ad                         0            21,169
    Diamond Energy                          0            20,080
    Green Energy Group                      0            20,043
    CRT Holdings, Inc. (FL)                 0            26,671
    eSecureSoft Company                     0            22,580
    American Environmental, Inc.            0            22,600
    Other                               1,285             1,285
                                    ---------          --------
         Total                      $ 243,632         $ 423,517
                                    =========          ========

NOTE F - INVESTMENTS

Available-for-Sale Securities:

eCom eCom.com, Inc. is a Florida Corporation and trades on the OTC/PINK:ECEC. The Company, which was the former parent of USA SportsNet Company, now American Capital Holdings, Inc., owns 1,437,100 common shares of eCom. The Company's investment amounts to 2.9% of the outstanding shares of eCom.

In the year ending May 31, 2006, by mutual agreement, the Company's entire investment of marketable securities in eCom eCom.com, Inc was transferred to a note holder reducing the note payable to zero. The original cost basis for these marketable securities was $254,869. Through May 31, 2005, a net unrealized holding loss in the amount of $152,718 had been recognized. As a result of the transfer, an unrealized holding gain of the amount of $152,718, which eliminated the Accumulated Comprehensive Loss, and a loss on the disposition of marketable securities in the amount of $20,339 was recognized in the Consolidated Statement of Operations at May 31, 2006. Also as a result of the transfer, the following balance sheet account was adjusted; the company's remaining investment in eCom eCom, $102,151 was written down to zero.

Shares issued to American Capital Holdings during the three months ended August 31, 2006 for services rendered are as follows:

AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2006

NOTE F - INVESTMENTS - CONTINUED

                         Shares          Total Shares       Cost of
                         issued on          held on       Shares held
Company name             Aug. 31, 2006   Aug. 31, 2006   on Aug. 31, 06
----------------------   -------------   --------------  --------------
eSecureSoft Company        3,425,670        3,441,398      $  34,414
USAS Digital               6,292,227        6,309,997         63,100
Green Energy Group         3,768,422        3,786,626         37,866
AAB National               3,070,577        3,091,090         30,911
A Classified Ad            3,269,197        3,285,992         32,860
Core Medical Group         3,260,665        3,276,129         32,761
A Super Deal               3,783,462        3,799,920         37,999
MyZipSoft                  2,554,766        2,594,058         25,941
----------------------   -------------   --------------  --------------
Marketable Securities     29,424,986       29,585,210      $ 295,852

As a part of an acquisition of ACHI on January 12, 2004, the Company acquired approximately 53 million shares or 90% of the outstanding common shares of Air Media Now!, Inc. (Air Media Now). Air Media Now owned the rights to market certain intellectual property that had never been fully developed by its previous owners. Air Media Now has no assets but is currently traded on the pink sheets (AMNW:PK). The stock was trading at $.01 at May 31, 2006. Air Media Now has not filed financial statements subsequent to December 31, 2002 with the Securities and Exchange Commission. American Capital Holdings, Inc. wrote off any and all of its recorded investment in Air Media Now as an impairment expense in the year ended May 31, 2004. Air Media Now is a consolidated subsidiary of American Capital Holdings at August 31, 2006 and May 31, 2006.

NOTE G - PROPERTY AND EQUIPMENT

Equipment is stated at cost less depreciation. As of August 31, 2006, equipment consisted of computer hardware, software, and office furniture and equipment. Depreciation expense of $2,600 and $10,100 has been recorded for the periods ending August 31, 2006 and May 31, 2006 respectively.

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

AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2006

NOTE J - OTHER ASSETS

Other assets consist primarily of security deposits on the lease of office facilities.

NOTE K - LOAN PAYABLE RELATED PARTY

As of August 31, 2006 and May 31, 2006 loans payable to shareholders in the amount of $206,561 and $183,727 are due on demand.

NOTE L - NOTES PAYABLE

Promissory Notes as of August 31, 2006 and May 31, 2006 consisted of:

                                                 August 31, 2006  May 31, 2006
                                                  -------------- -------------
Four interest bearing, non-collateralized loans.
The loans have various maturities throughout 2006.   $ 325,450     $ 325,450
                                                     ----------    ---------
     Total Notes Payable                               325,450       325,450
     Less Current Portion                             (325,450)     (325,450)
                                                     ----------    ---------
     Net Long-term Debt                              $       0     $       0
                                                     ==========    =========
The short-term notes payable mature as follows:
     August 31, 2006                                 $ 325,450     $ 325,450
                                                    ----------     ---------
                          Total Notes Payable       $  325,450    $  325,450
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

NOTE M - WARRANTS

The Company has issued 1,005,000 detachable warrants for each dollar of debt as described in Note L above. Management has determined that the value of the detachable warrants to be $.01 on the date of issuance and have charged paid in capital $10,050 during the period. Each warrant entitles the holder to

                                     13
AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2006

NOTE M - WARRANTS - CONTINUED

purchase one (1) share of common stock at $.01. The Company also issued 400,000 warrants to one of the former owners of IS Direct Agency for providing his insurance licensing in all fifty states. The warrants can be exercised for $.01 each. An additional 216,209 warrants were issued in connection with the Spaulding acquisition, one warrant for every ten shares owned. Each unit of Spaulding entitled the owner to one warrant with an exercise price of $6.00.

The following is a summary of warrants through:
                                                    Aug. 31, 2006  May 31, 2006

    Outstanding warrants at the beginning of the year          0     1,621,209
    Warrants issued                                            0             0
    Warrants expired                                           0     1,371,209
    Warrants exercised                                         0       250,000
                                                     ------------  ------------
    Warrants outstanding at the end of the year                0             0
                                                     ============  ============

NOTE N - DIVIDENDS

The Company pays certain expenses on behalf of the various related companies that were spun off from eCom eCom.com, Inc. The payable on the books of the spin off company, which is an account receivable on the books of American Capital Holdings, is then converted to common stock of that company. It is not the intention of American Capital to be a holding company so it, therefore, distributed the newly acquired shares of common stock, pro-rata to the current stockholders of American Capital. During the year ending May 31, 2006, the Company has converted approximately $1,060,000 and $623,000 from a receivable to common stock of the spin off companies in each of the respective periods. The Company distributed those shares to its own shareholders in the form of dividends paid on August 7, 2006.


NOTE O - COMMITMENTS AND CONTINGENCIES

The Company leased approximately 1,231 square feet office facilities in Palm Beach Gardens, Florida under an operating lease of $2,331 per month which expires on January 31, 2007. ISDA leased approximately 200 square feet of office facilities in Buffalo, NY under a month to month agreement of $425 per month.

Future minimum lease payments including sales tax as of August 31, 2006 are:
Fiscal Years ending:
            August 31, 2006                   $ 11,655
                                              --------
            Total Minimum Lease Payments      $ 11,655

Rent expense for the twelve month period ending May 31, 2006 was $35,124. Rent expense for the three month period ending August 31, 2006 was $6,993.

                                     14
AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE P - INCOME TAXES

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carry-forward as of August 31, 2006 totals approximately $16,000,000. These carry-forwards, which will be available to offset future taxable income, and expire beginning in May 31, 2024.

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

The computation of diluted loss per share before extraordinary item for the periods ending August 31, 2006 and 2005 do not include shares from potentially dilutive securities as the assumption of conversion or exercise of these would have an antidilutive effect on loss per share before extraordinary items. In accordance with generally accepted accounting principles, diluted loss per share from extraordinary item is calculated using the same number of potential common shares as used in the computation of loss per share before extraordinary items.

NOTE Q - DEFERRED TAX ASSET

Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company's assets and liabilities. Temporary differences, net operating loss carry forwards


                                     15
AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE Q - DEFERRED TAX ASSET - CONTINUED

and valuation allowances comprising the net deferred taxes on the balance sheets is as follows:
                                             Aug. 31, 2006  May 31, 2006
                                             ------------- --------------
         Loss carry forward for tax purposes $ 16,000,000  $ 16,000,000
                                             ============= ==============
         Deferred tax asset (34%)               5,600,000     5,600,000

         Valuation allowance                   (5,600,000)   (5,600,000)
                                             ------------- --------------
         Net deferred tax asset              $          -  $          -
                                             ============= ==============
No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carry-forward as of August 31, 2006 was approximately $16,000,000. These carry-forwards, which will be available to offset future taxable income, will expire through the year 2024.

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


NOTE S - SUBSEQUENT EVENTS

On or about October 10, 2006, a stockholder of the Company filed suit in the California Superior Court but the lawsuit was removed to the United States District Court for the Eastern District Court of California. American Capital Holdings, the defendant, move to have the case transferred to the United States District Court for the Southern District of Florida based on the venue being improper. On February 28, 2007 the U.S. District Judge then presiding over the case granted defendant's motion and ordered that the case be transferred. The case has not yet been transferred or re-filed.




                                     16

AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company has received loans from various Officers and Directors. As of August 31, 2006, the company owes $124,585 to Barney Richmond and $25,891 to Richard Turner.

NOTE U - RECENT ACCOUNTING PRONOUNCEMENTS

The FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations with an effective date for financial statements issued for fiscal years beginning after June 15, 2002. The statement addresses financial accounting and reporting for obligations related with the retirement of tangible long-lived assets and the costs associated with asset retirement. The statement requires The recognition of retirement obligations which will,
                                     17
AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE U - RECENT ACCOUNTING PRONOUNCEMENTS - CONTINUED

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

Goodwill and intangible assets acquired prior to July 1, 2001 will continue to be amortized and tested for impairment in accordance with pre- SFAS
No. 142 requirements until adoption of SFAS No. 142. Under the provision of SFAS No.142, intangible assets with definite useful lives will be amortized to their estimated residual values over those estimated useful lives in proportion to the economic benefits consumed. Such intangible assets remain subject to the impairment provisions of SFAS No. 121. Intangible assets with indefinite useful lives will be tested for impairment annually in lieu of being amortized. The impact of adopting SFAS Nos. 141 and 142 will not cause a material change in the Company's consolidated financial statements as of the date of this report.
                                     18
AMERICAN CAPITAL HOLDINGS, INC.

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

On October 30, 2004, we entered into an agreement to purchase 80% of Cosmopolitan Life Insurance Company. On July 8, 2005 management withdrew its application to acquire Cosmopolitan Life Insurance due to financial issues uncovered during our due diligence investigation. Management is currently looking at recovering the surplus note which requires Arkansas Department of Insurance approval.

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

ACH's principal executive offices are currently located at 1016 Clemmons St., Suite 302, Jupiter, FL 33477, and our telephone number is (561) 745-6789. The Company's fiscal year ends May 31, 2007.


                                    19
AMERICAN CAPITAL HOLDINGS, INC.

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

                                    20
AMERICAN CAPITAL HOLDINGS, INC.

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

Results of Operations

Comparison of the three months ended August 31, 2006 with the three months ended August 31, 2005.

Revenue for the three month period ended August 31, 2006 was $0 compared to $0 recorded during the same period of the prior year.

Gross profit reflects a loss of $2,600 in the current year versus a loss of $2,423 for the prior years three month period. Depreciation expense contributed $2,600 to the current years deficit in gross profit and $2,423 to the prior years three month period deficit.

General and administrative costs of $26,142 for the current three month period reflect costs of staffing our administrative and sales offices. This represents a $27,137 decrease from the administrative costs incurred for the three months ending August 31, 2005. This decrease is due to the fact that overhead costs are being distributed to the spin-off companies for services rendered by staff and management of American Capital Holdings.

Our operations for the three months ended August 31, 2006 resulted in a net loss of $28,742 versus 57,702 for the three months ended August 31, 2005. Unrealized holding losses during the prior year three month period of $47,186 was the result of a decline in the market value of the Company's holdings in eCom eCom.com.


Liquidity and Capital Resources

As of August 31, 2006 current assets totaled $433,072 compared to $627,916 at May 31, 2006. The $194,844 decrease in total current assets was the result of related companies paying off notes by issuing securities to the Company during the period ending August 31, 2006.

                                     21

AMERICAN CAPITAL HOLDINGS, INC.

Accounts Payable increased from $242,203 to $285,688 during the current three months. Current Liabilities increased from $933,379 at the end of the prior fiscal year to $1,055,517 at the end of the current quarter, an increase of $122,138 due to the increase in accounts payable and accrued expenses during the quarter ending August 31, 2006.

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

                                     22
AMERICAN CAPITAL HOLDINGS, INC.

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

In July 2005, the Company issued 100,000 shares of common stock to an accredited investor. In August 2005, the Company issued 43,750 shares of common stock to an accredited investor. In August 2005, 1,090,027 shares of commons stock were issued in cancellation of debt. In September 2005, 6,000 shares were issued to an accredited investor. In October 2005, 20,000 shares were issued to an accredited investor. In April 2006, 250,000 shares were issued to an accredited investor. In August 2006, the Company issued 2,202,000 shares of common stock for services rendered. All these shares were issued in reliance upon Section 4(2) of the Securities Act. A legend was placed on the certificates stating that the securities were not registered under the Securities Act and setting forth appropriate restrictions on their transfer or sale.


ITEM 3. Defaults Upon Senior Securities.

        None


ITEM 4. Submission of Matters to a Vote of Security Holders.

        None


ITEM 5. Other Information.

        None


ITEM 6. Exhibits and Reports on Form 8-K.
(a) Exhibits:
     Exhibit 31.1  Certification required under Section 302 of
                   the Sarbanes-Oxley Act of 2002 by the CE0 on page    25

     Exhibit 31.2  Certification required under Section 302 of
                   the Sarbanes-Oxley Act of 2002 by the CFO on page    26

     Exhibit 32    Section 1350 Certification on page                   27
                                     23
AMERICAN CAPITAL HOLDINGS, INC.

(b) Reports on Form 8-K:
     None


                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunder duly authorized.

October 9, 2007                    By:  /s/  Barney A. Richmond
                                             Barney A. Richmond,
                                             Chief Executive Officer

October 9, 2007                    By:  /s/  Richard C. Turner
                                             Richard C. Turner,
                                             Chief Financial Officer




































                                     24

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

Dated: October 9, 2007

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

6. The registrant's other certifying officer and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
             Dated: October 9, 2007

             /s/ Richard C. Turner
             ---------------------------
             Richard C. Turner
             Chief Financial Officer
                                    26
EXHIBIT 32

CERTIFICATIONS OF CEO AND CFO PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of American Capital Holdings
Inc., a Florida corporation (the "Company"), on Form 10-QSB for the period ending August 31, 2006 as filed with the Securities and Exchange Commission (the "Report"), Barney A. Richmond, President of the Company and Richard C. Turner, Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.
1350), that to his knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

      /s/    Barney A. Richmond
      ---------------------------
      Barney A. Richmond
      Principal Executive Officer
      Date: October 9, 2007


      /s/     Richard C. Turner
      --------------------------
      Richard C. Turner
      Chief Financial Officer
      Date: October 9, 2007

[A signed original of this written statement required by Section 906 has been provided to American Capital Holdings, Inc. and will be retained by American Capital Holdings, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.]

Exhibits to Form 10-QSB will be provided to shareholders of the Registrant upon written request addressed to American Capital Holdings, Inc., 1016 Clemmons St., Suite 302, Jupiter, Florida 33477. Any exhibits furnished are subject to a reasonable photocopying charge.

The Securities and Exchange Commission has not approved or disapproved of this Form 10-QSB nor has it passed upon its accuracy or adequacy.








                                    27