Form 10QSB
period 2006-11-30
AMERICAN CAPITAL HOLDINGS INC
filed 2007-10-12
CIK 1288012

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                Form 10-QSB

[X]      ANNUAL REPORT UNDER OR OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended November 30, 2006
                   ----------------------------------------------

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

As of November 30, 2006 the issuer had 21,110,680 shares of common stock, $.0001 Par Value, outstanding.

Transitional Small Business Disclosure format:  Yes [   ]   No [ X ]







AMERICAN CAPITAL HOLDINGS, Inc.            Form 10-QSB     NOVEMBER 30, 2006

                                       INDEX
                                                                    PAGE NO.
                    PART I    FINANCIAL INFORMATION

ITEM 1    FINANCIAL STATEMENTS

          Independent Accountants' Report . . . . . . . . . . . . . .  3

          Consolidated Balance Sheets:
           November 30, 2006 and May 31, 2006 (Unaudited) . . . . . .  4

          Consolidated Statements of Operations:
           Six Months Ended November 30, 2006 and 2005  . . . . . . .  5

          Consolidated Statements of Operations:
           Three Months Ended November 30, 2006 and 2005  . . . . . .  6

          Consolidated Statement of Changes in Shareholders' Equity:
           from May 31, 2005 Through November 30, 2006  . . . . . . .  7

          Consolidated Statements of Cash Flows:
           for the Six Months Ended November 30, 2006 and 2005  . . .  8

          Notes to Consolidated Financial Statements  . . . . .  . .  10

ITEM 2 Management's Discussion and Analysis or Plan of Operation  . . 20

ITEM 3 Controls and Procedures  . . . . . . . . . . . . . . . . . . . 23

                  PART II       OTHER INFORMATION

ITEM 1 Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . 24

ITEM 2 Unregistered Sales Of Equity Securities and Use Of
       Proceeds . . . . . . . . . . . . . . . . . . . . . . . . . . . 24

ITEM 3 Defaults Upon Senior Securities  . . . . . . . . . . . . . . . 24

ITEM 4 Submission Of Matters to a Vote Of Security Holders. . . . . . 24

ITEM 5 Other Information  . . . . . . . . . . . . . . . . . . . . . . 24

ITEM 6 Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . 24

SIGNATURES AND CERTIFICATIONS . . . . . . . . . . . . . . . . . . . . 25

       Exhibit 31.1 Certification required under Section 302 of . . 26 the Sarbanes-Oxley Act of 2002 by the CE0

       Exhibit 31.2 Certification required under Section 302 of . . 27 the Sarbanes-Oxley Act of 2002 by the CFO

       Exhibit 32    Certification of CEO and CFO Pursuant to . . . . 28
                     Section 906 of the Sarbanes-Oxley Act
                                      2
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
                               (561) 626-0400

Thomas B. Andres, C.P.A.*, C.V.A.                     FAX (561) 626-3453
Paul M. Wieseneck, C.P.A.
*Regulated by the State of Florida


           Report of Independent Registered Public Accounting Firm


To the Board of Directors and Stockholders of American Capital Holdings, Inc.
Jupiter, Florida

We have reviewed the accompanying consolidated balance sheet of American Capital Holdings, Inc. as of November 30, 2006 and May 31, 2006 and the related consolidated statements of operations for the six month and three-month periods ended November 30, 2006 and 2005, the consolidated statement of cash flows for the six-month period ending November 30, 2006 and the consolidated statement of changes in shareholders' equity from May 31, 2005 through November 30, 2006. These financial statements are the responsibility of the company's management.

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



/s/Wieseneck, Andres & Company, P.A.


North Palm Beach, Florida
October 9, 2007








                                      3
AMERICAN CAPITAL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
                                             NOVEMBER 30, 2006   MAY 31, 2006
ASSETS
    Current Assets
         Cash and Cash Equivalents              $       1,151  $       5,287
         Notes Receivable                             143,819        143,569
         Loans Receivable Related Parties (net)       258,161        423,517
         Prepaid Expenses                              99,377         55,543
                                                  ------------   ------------
             Total Current Assets                     502,507        627,916
                                                  ------------   ------------

    Property and Equipment, net                        30,779         35,979
                                                  ------------   ------------
    Other Assets
         Marketable Securities                        358,600              -
         Intangible Assets, net                         8,938          8,938
         Insurance Licenses                            19,600         19,600
         Security Deposit                               2,435          2,435
                                                  ------------   ------------
             Total Other Assets                       389,573         30,973
                                                  ------------   ------------
TOTAL ASSETS                                    $     922,860  $     694,868
                                                  ============   ============
LIABILITIES & STOCKHOLDERS' EQUITY
  Liabilities
         Current Liabilities
            Accounts Payable                    $     295,929  $     242,203
            Accrued Expenses                          257,257        181,999
            Loan Payable Related Parties              326,032        183,727
            Current Portion of Notes
                and Loans Payable                     325,450        325,450
                                                  ------------   ------------
            Total Current Liabilities               1,204,668        933,379
                                                  ------------   ------------
     Total Liabilities                              1,204,668        933,379
                                                  ------------   ------------
     Stockholders' Equity
         Common Stock $.0001 par value, 100 million
          shares authorized, 21,110,680 and
          18,908,680 shares issued and outstanding
          800,000 and 800,000 unissued                  2,191          1,971
         Paid-in-Capital                           17,546,163     17,523,121
         Retained Deficit                         (17,830,162)   (17,763,603)
                                                  ------------   ------------
  Total Stockholders' Equity                         (281,808)      (238,511)
                                                  ------------   ------------
TOTAL LIABILITIES & STOCHHOLDERS' EQUITY         $    922,860  $     694,868
                                                  ============   ============


See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

                                      4

AMERICAN CAPITAL HOLDINGS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED
NOVEMBER 30, 2006 AND 2005

                                           NOVEMBER 30, 2006   NOVEMBER 30, 2005

       Revenues
               Net Sales                       $          -      $          -
               Cost of Sales                         (5,200)           (4,977)
                                                ------------      ------------

                   Gross Profit                      (5,200)           (4,977)
                                                ------------      ------------
       Operating Expenses
               General and Administrative, net of    34,629           261,393
                  reimbursed expenses of
                  $217,793 and $653,300
               Sales and Marketing                        -             2,000
                                                ------------      ------------
             Total Operating Expenses                34,629           263,393

                                                ------------      ------------
             Income/(Loss) from Operations          (39,828)         (268,370)
                                                ------------      ------------
       Other Income (Expense)
               Interest Income                        5,668             2,429
               Interest Expense                     (32,398)          (18,260)
               Gain / (Loss) on Disposition
                  of Marketable Securities                -          (215,363)
                                                ------------      ------------
                   Net Other Expenses               (66,559)         (231,192)
                                                ------------      ------------
    Net Loss Before Other Comprehensive Losses      (66,559)         (499,562)

       Other Comprehensive Income / (Loss)
           Unrealized Holding Loss During Period          -           (73,220)
                                                ------------      ------------
       Total Comprehensive Loss                           -           (73,220)
                                                ------------      ------------
    Net Loss                                   $    (66,559)     $   (572,782)
                                                ============      ============


Basic and Diluted
 Net Loss Per Common Share                     $      (.003)     $      (.031)
                                                ============      ============


Weighted Average Shares Outstanding              20,202,287        18,240,000
                                                ============      ============


See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

                                     5
AMERICAN CAPITAL HOLDINGS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED
NOVEMBER 30, 2006 AND 2005

                                           NOVEMBER 30, 2006   NOVEMBER 30, 2005

       Revenues
               Net Sales                       $          -      $          -
               Cost of Sales                         (2,600)           (2,554)
                                                ------------      ------------

                   Gross Profit                      (2,600)           (2,554)

       Operating Expenses
               General and Administrative             8,487           208,114
                  reimbursed expenses of
                  $85,150 and $91,224
                                                ------------      ------------
             Total Operating Expenses                 8,487           208,114

                                                ------------      ------------
             Loss from Operations                   (11,087)         (210,668)
                                                ------------      ------------
       Other Income (Expense)
               Interest Income                        2,014                18
               Interest Expense                     (10,493)          (15,622)
               Gain (Loss) on Disposition
                  of Marketable Securities                -            50,001
                                                ------------      ------------
                   Net Other Income/(Expense)         8,480            34,396
                                                ------------      ------------
    Net Loss                                        (19,566)         (176,272)

       Comprehensive Income / (Loss)
           Unrealized Holding Loss During Period          -           (26,034)

                                                ------------      ------------
    Net Loss and Comprehensive Loss            $    (19,566)     $   (202,305)
                                                ============      ============


Basic and Diluted
 Net Loss Per Common Share                     $      (.001)     $      (.011)
                                                ============      ============


Weighted Average Shares Outstanding              21,110,680        18,646,966
                                                ============      ============



Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.


                                     6
AMERICAN CAPITAL HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FROM MAY 31, 2005 THROUGH NOVEMBER 30, 2006


               Number of  At Par                        Accum. other    Total
                  Shares   Value  Add'l Paid  Retained  Comprehen-  Stockholder
                  Issued  $.0001  in Capital   Deficit   sive Inc.     Equity
                ---------- ------ ----------- ---------- ---------- -----------
Bal 5/31/05   17,398,903 $1,870 $16,581,195 $(15,378,157) $(152,718)$1,052,190

Sale of Common
 Stock           143,750     14     259,986           -          -     260,000

Conversion of debt
 and accrued interest
 to equity       590,027     59     632,468           -          -     632,527

Issuance of
 500,000 shares
 previously recorded
 as unissued     500,000      -           -           -          -           -

Sale of Common
 Stock            26,000      3      46,997           -          -      47,000

Warrants Issued
 and exercised,
 Payment for
 Accrued Interest
 Payable         250,000     25       2,475           -          -       2,500

Adjustment to Prior
 Years Unrealized
 Holding Loss          -      -           -           -     152,718    152,718

Dividends Paid         -      -           -     (621,327)         -   (621,327)

Net Loss               -      -           -   (1,764,119)         - (1,764,119)
             ----------- ------- ----------- ------------ ---------- ----------
Bal 05/31/06  18,908,680  1,971  17,523,121  (17,763,603)         0   (238,511)

Stock issued   2,202,000    220      23,042            0          0     23,262

Net Operating Loss     0      0           0      (66,559)         0    (66,559)
             ----------- ------- ----------- ------------ ---------- ----------
Bal 11/30/06  21,110,680 $2,191 $17,546,163  (17,830,162) $       0 $ (281,808)
             =========== ======= =========== ============ ========== ==========




See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.


                                    7
AMERICAN CAPITAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2006 AND 2005

                                               NOV. 30, 2006    NOV. 30, 2005


Cash Flows From Operating Activities
    Cash received from customers               $          0      $          0
    Cash paid to suppliers of goods
        and services                               (174,143)          (77,769)
    Income Taxes Paid                                     -                 -
    Interest Paid                                   (12,740)          (12,604)
    Interest Received                                    66                24
                                              _______________  _______________
        Net Cash Flows Used in
         Operating Activities                      (186,817)          (90,349)
                                              _______________  _______________
Cash Flows From Investing Activities
    Purchase of Equipment                                 0            (6,563)
    Deposit Made on Insurance Carrier into Escrow         0                 0
    Return of Investment Deposit                          0            10,000
    Sale of Marketable Securities                         0                 0
    Purchase of Marketable Securities                     0                 0
                                              _______________  _______________
        Net Cash Flows Provided By
         (Used In) Investing Activities                   0             3,437
                                              _______________  _______________
Cash Flows From Financing Activities
    Loans from Related Companies                    252,800           161,032
    Loans to Related Companies                            0           (62,000)
    Repayment of Loans from Related Companies       (99,419)         (176,677)
    Payment for Debtor in Possession financing            0          (115,186)
    Proceeds from Sale of Stock                      29,300           190,750
    Payments on Notes Payable                             0          (125,000)
                                              _______________  _______________
        Net Cash Flows Provided By
         Financing Activities                      (182,6817)         (127,081)
                                              _______________  _______________
Net Increase / (Decrease) in Cash                    (4,136)         (213,992)

Cash and Cash Equivalents at
 Beginning of Period, June 1, 2006 and 2005           5,287           400,488
                                              _______________  _______________
Cash and Cash Equivalents at
End of Period, Nov. 30, 2006 and 2005          $      1,151     $     186,495
                                              ===============  ===============







See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                     8
AMERICAN CAPITAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2006 AND 2005


Reconciliation of Net Loss to Net Cash Flows Used in Operating Activities

                                             NOVEMBER 30, 2006   NOV. 30, 2005

    Net Income (Loss)                          $    (66,559)     $   (572,782)
    Add Non-Cash Items:
       Other Comprehensive Income                         0            73,220
       Valuation Loss                                     0           262,237
       Depreciation                                   5,200             4,977
    Cash was increased by:
       Increase in Accrued Expenses                  75,258            97,151
       Increase in Accounts Payable                  53,726            32,244
       Decrease in Prepaid Expenses                       0            12,604
    Cash was decreased by
       Increase in Prepaid Expenses                 (43,834)                0
       Marketable Securities received for services (210,608)                -

                                              _______________  _______________
        Net Cash Flows Used in
         Operating Activities                  $   (186,817)    $     (90,349)
                                              ===============  ===============




















See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2006

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

AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2006

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

NOTE D -  NOTES RECEIVABLE

Notes Receivable at November 30, 2006 and May 31, 2006 consist of the following:

                                                          Nov 30 06  May 31 06
                                                           --------- ---------
   8% non-collateralized notes due on demand.
   Interest is payable quarterly.  Included in the balance
   is $31,913 and 31,663 of accrued interest receivable.   $ 131,913 $ 131,663

   Nine 8% promissory notes purchased from holders of notes
   with Air Media Now, Inc.  By mutual agreement of both
   parties, these notes are not accruing interest.            11,906    11,906
                                                           --------- ---------
       Total Notes Receivable                              $ 143,819 $ 143,569
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

AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2006


NOTE E - LOANS RECEIVABLE RELATED PARTIES - CONTINUED


The loans due American Capital as of November 30, 2006 and May 31, 2006 are as follows:
                                November 30, 2006    May 31, 2006
                                  ---------------    ------------
    eCom eCom.com Inc.                191,996           186,496
    AmEnviro,Inc.                      43,098            52,098
    USA Performance Products            3,457             3,783
    A Super Deal.com                        0            25,782
    Swap and Shop.net                       0            20,930
    A Classified Ad                         0            21,169
    Diamond Energy                          0            20,080
    Green Energy Group                      0            20,043
    CRT Holdings, Inc. (FL)                 0            26,671
    eSecureSoft Company                     0            22,580
    American Environmental, Inc.          325            22,600
    Other                              19,285             1,285
                                    ---------          --------
         Total                      $ 258,161         $ 423,517
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

Shares issued to American Capital Holdings during the three months ended November 30, 2006 for services rendered are as follows:

AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2006

NOTE F - INVESTMENTS - CONTINUED

                         Shares          Total Shares       Cost of
                         issued on          held on       Shares held
Company name             Nov. 30, 2006   Nov. 30, 2006   on Nov. 30, 06
----------------------   -------------   --------------  --------------
eSecureSoft Company        1,051,166        4,492,564      $  44,926
USAS Digital               1,042,500        7,352,497         73,525
Green Energy Group                 0        3,786,626         37,866
AAB National               1,042,500        4,133,590         41,336
A Classified Ad            1,045,562        4,331,554         43,315
Core Medical Group         1,050,563        4,326,692         43,267
A Super Deal               1,042,500        4,842,420         48,424
MyZipSoft                          0        2,594,058         25,941
----------------------   -------------   --------------  --------------
Marketable Securities      6,274,791       35,860,001      $ 358,600

As a part of an acquisition of ACHI on January 12, 2004, the Company acquired approximately 53 million shares or 90% of the outstanding common shares of Air Media Now!, Inc. (Air Media Now). Air Media Now owned the rights to market certain intellectual property that had never been fully developed by its previous owners. Air Media Now has no assets but is currently traded on the pink sheets (AMNW:PK). The stock was trading at $.01 at May 31, 2006. Air Media Now has not filed financial statements subsequent to December 31, 2002 with the Securities and Exchange Commission. American Capital Holdings, Inc. wrote off any and all of its recorded investment in Air Media Now as an impairment expense in the year ended May 31, 2004. Air Media Now is a consolidated subsidiary of American Capital Holdings at November 30, 2006 and May 31, 2006.


NOTE G - PROPERTY AND EQUIPMENT

Equipment is stated at cost less depreciation. As of November 30, 2006, equipment consisted of computer hardware, software, and office furniture and equipment. Depreciation expense of $5,200 and $10,100 has been recorded for the periods ending November 30, 2007 and May 31, 2006 respectively.


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

                                     13
AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2006


NOTE J - OTHER ASSETS

Other assets consist primarily of security deposits on the lease of office facilities.

NOTE K - LOAN PAYABLE RELATED PARTY

As of November 30, 2006 and May 31, 2006 loans payable to shareholders in the amount of $326,032 and $183,727 are due on demand.

NOTE L - NOTES PAYABLE

Promissory Notes as of November 30, 2006 and May 31, 2006 consisted of:

                                               November 30, 2006  May 31, 2006
                                                  -------------- -------------
Four interest bearing, non-collateralized loans.
The loans have various maturities throughout 2006.   $ 325,450     $ 325,450
                                                     ----------    ---------
     Total Notes Payable                               325,450       325,450
     Less Current Portion                             (325,450)     (325,450)
                                                     ----------    ---------
     Net Long-term Debt                              $       0     $       0
                                                     ==========    =========
The short-term notes payable mature as follows:
     November 30, 2006                               $ 325,450     $ 325,450
                                                    ----------     ---------
                          Total Notes Payable       $  325,450    $  325,450
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

NOTE M - WARRANTS

The Company has issued 1,005,000 detachable warrants for each dollar of debt as described in Note L above. Management has determined that the value of the detachable warrants to be $.01 on the date of issuance and have charged paid in capital $10,050 during the period. Each warrant entitles the holder to
                                      14
AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2006

NOTE M - WARRANTS - CONTINUED

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

The following is a summary of warrants through:
                                                    Nov. 30, 2006  May 31, 2006

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

Future minimum lease payments including sales tax as of November 30, 2006 are:
Fiscal Years ending:
            November 30, 2006                 $  4,662
                                              --------
            Total Minimum Lease Payments      $  4,662

Rent expense for the twelve month period ending May 31, 2006 was $35,124. Rent expense for the six month period ending November 30, 2006 was $13,986.


                                    15
AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE P - INCOME TAXES

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carry-forward as of November 30, 2006 totals approximately $16,000,000. These carry-forwards, which will be available to offset future taxable income, and expire beginning in May 31, 2024.

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

The computation of diluted loss per share before extraordinary item for the periods ended November 30, 2006 and 2005 does not include shares from potentially dilutive securities as the assumption of conversion or exercise of these would have an antidilutive effect on loss per share before extraordinary items. In accordance with generally accepted accounting principles, diluted loss per share from extraordinary item is calculated using the same number of potential common shares as used in the computation of loss per share before extraordinary items.

NOTE Q - DEFERRED TAX ASSET

Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company's assets and liabilities. Temporary differences, net operating loss carry forwards and valuation allowances comprising the net deferred taxes on the balance

                                      16

AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE Q - DEFERRED TAX ASSET - CONTINUED

sheets is as follows:
                                             Nov. 30, 2006  May 31, 2006
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
                                             ============= ==============
No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carry-forward as of November 30, 2006 was approximately $16,000,000. These carry-forwards, which will be available to offset future taxable income, will expire through the year 2024.

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




                                       17

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

The Company has received loans from various Officers and Directors. As of November 30, 2006, the company owes $124,471 to Barney Richmond and $16,653 to Richard Turner. During the six months ended November 30, 2006 the Company received an advance from Green Energy Group (f/k/a MyZipSoft Inc.) of $122,575.

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

                                      18
AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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


                                    20
AMERICAN CAPITAL HOLDINGS, INC.

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

                                    21

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


Results of Operations

Comparison of the six months ended November 30, 2006 with the six months ended November 30, 2005.

Revenue for the six month period ended November 30, 2006 was $0 compared to $0 recorded during the same period of the prior year.

Gross profit reflects a loss of $5,200 in the current year versus a loss of $4,977 for the prior years six month period. Depreciation expense contributed $5,200 to the current years deficit in gross profit and $4,977 to the prior years six month period deficit.

General and administrative costs of $34,629 for the current six month period reflect costs of staffing our administrative and sales offices. This represents a $226,764 decrease from the administrative costs incurred for the six months ending November 30, 2005. This decrease is due to the fact that overhead costs are being distributed to the spin-off companies for services rendered by staff and management of American Capital Holdings.

Our operations for the six months ended November 30, 2006 resulted in a net loss of $39,828 versus $268,370 for the six months ended November 30, 2005. Unrealized holding losses during the prior year six month period of $73,220 was the result of a decline in the market value of the Company's holdings in eCom eCom.com.


Liquidity and Capital Resources

As of November 30, 2006 current assets totaled $502,507 compared to $627,916 at May 31, 2006. The $125,409 decrease in total current assets was the result of related companies paying off notes by issuing securities to the Company during the period ending November 30, 2006.

                                     22
AMERICAN CAPITAL HOLDINGS, INC.

Accounts Payable increased from $242,203 to $295,929 during the current six months. Current Liabilities increased from $933,379 at the end of the prior fiscal year to $1,204,668 at the end of the current quarter, an increase of $271,289 due to the increase in accounts payable and accrued expenses during the six months period ending November 30, 2006.

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

                                     23
AMERICAN CAPITAL HOLDINGS, INC.

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

ITEM 3. Defaults Upon Senior Securities.

        None


ITEM 4. Submission of Matters to a Vote of Security Holders.

        None


ITEM 5. Other Information.

        None


ITEM 6. Exhibits and Reports on Form 8-K.
(a) Exhibits:
     Exhibit 31.1  Certification required under Section 302 of
                   the Sarbanes-Oxley Act of 2002 by the CE0 on page    26

     Exhibit 31.2  Certification required under Section 302 of
                   the Sarbanes-Oxley Act of 2002 by the CFO on page    27

     Exhibit 32    Section 1350 Certification on page                   28

                                     24
AMERICAN CAPITAL HOLDINGS, INC.

(b) Reports on Form 8-K:
     None



                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunder duly authorized.

October 1, 2007                    By:  /s/  Barney A. Richmond
                                             Barney A. Richmond,
                                             Chief Executive Officer

October 1, 2007                    By:  /s/  Richard C. Turner
                                             Richard C. Turner,
                                             Chief Financial Officer



































                                    25

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

Dated: October 1, 2007

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

6. The registrant's other certifying officer and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
             Dated: October 1, 2007

             /s/ Richard C. Turner
             ---------------------------
             Richard C. Turner
             Chief Financial Officer
                                    27
EXHIBIT 32

CERTIFICATIONS OF CEO AND CFO PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of American Capital Holdings
Inc., a Florida corporation (the "Company"), on Form 10-QSB for the period ending November 30, 2006 as filed with the Securities and Exchange Commission (the "Report"), Barney A. Richmond, President of the Company and Richard C. Turner, Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.
1350), that to his knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

      /s/    Barney A. Richmond
      ---------------------------
      Barney A. Richmond
      Principal Executive Officer
      Date: October 1, 2007


      /s/     Richard C. Turner
      --------------------------
      Richard C. Turner
      Chief Financial Officer
      Date: October 1, 2007

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