Form 10QSB
period 2007-02-28
AMERICAN CAPITAL HOLDINGS INC
filed 2007-10-12
CIK 1288012

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                Form 10-QSB

[X]      ANNUAL REPORT UNDER OR OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended February 28, 2007
                   ----------------------------------------------

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

As of February 28, 2007 the issuer had 21,110,680 shares of common stock, $.0001 Par Value, outstanding.

Transitional Small Business Disclosure format:  Yes [   ]   No [ X ]







AMERICAN CAPITAL HOLDINGS, Inc.            Form 10-QSB     FEBRUARY 28, 2007

                                       INDEX
                                                                    PAGE NO.
                    PART I    FINANCIAL INFORMATION

ITEM 1    FINANCIAL STATEMENTS

          Independent Accountants' Report . . . . . . . . . . . . . .  3

          Consolidated Balance Sheets:
           February 28, 2007 and May 31, 2006 (Unaudited) . . . . . .  4

          Consolidated Statements of Operations:
           Nine Months Ended February 28, 2007 and 2006 . . . . . . .  5

          Consolidated Statements of Operations:
           Three Months Ended February 28, 2007 and 2006  . . . . . .  6

          Consolidated Statement of Changes in Shareholders' Equity:
           from May 31, 2005 Through February 28, 2007  . . . . . . .  7

          Consolidated Statements of Cash Flows:
           for the Nine Months Ended February 28, 2007 and 2006 . . .  8

          Notes to Consolidated Financial Statements  . . . . .  . .  10

ITEM 2 Management's Discussion and Analysis or Plan of Operation  . . 20

ITEM 3 Controls and Procedures  . . . . . . . . . . . . . . . . . . . 23

                    PART II       OTHER INFORMATION

ITEM 1 Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . 24

ITEM 2 Unregistered Sales Of Equity Securities and Use Of
       Proceeds . . . . . . . . . . . . . . . . . . . . . . . . . . . 24

ITEM 3 Defaults Upon Senior Securities  . . . . . . . . . . . . . . . 24

ITEM 4 Submission Of Matters to a Vote Of Security Holders. . . . . . 24

ITEM 5 Other Information  . . . . . . . . . . . . . . . . . . . . . . 24

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
                               (561) 626-0400

Thomas B. Andres, C.P.A.*, C.V.A.                     FAX (561) 626-3453
Paul M. Wieseneck, C.P.A.
*Regulated by the State of Florida


           Report of Independent Registered Public Accounting Firm


To the Board of Directors and Stockholders of American Capital Holdings, Inc.
Jupiter, Florida

We have reviewed the accompanying consolidated balance sheet of American Capital Holdings, Inc. as of February 28, 2007 and May 31, 2006 and the related consolidated statements of operations for the nine month and three-month periods ended February 28, 2007 and 2006, the consolidated statement of cash flows for the nine-month period ending February 28, 2007 and the consolidated statement of changes in shareholders' equity from May 31, 2005 through February 28, 2007. These financial statements are the responsibility of the company's management.

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



/s/Wieseneck, Andres & Company, P.A.


North Palm Beach, Florida
October 9, 2007








                                      3
AMERICAN CAPITAL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
                                             FEBRUARY 28, 2007   MAY 31, 2006
ASSETS
    Current Assets
         Cash and Cash Equivalents              $         679  $       5,287
         Notes Receivable                             155,785        143,569
         Loans Receivable Related Parties (net)       219,978        423,517
         Prepaid Expenses                             114,178         55,543
                                                  ------------   ------------
             Total Current Assets                     490,619        627,916
                                                  ------------   ------------

    Property and Equipment, net                        28,180         35,979
                                                  ------------   ------------
    Other Assets
         Marketable Securities                        433,300              -
         Intangible Assets, net                         8,938          8,938
         Insurance Licenses                            19,600         19,600
         Security Deposit                               2,435          2,435
                                                  ------------   ------------
             Total Other Assets                       464,273         30,973
                                                  ------------   ------------
TOTAL ASSETS                                    $     983,072  $     694,868
                                                  ============   ============
LIABILITIES & STOCKHOLDERS' EQUITY
  Liabilities
         Current Liabilities
            Accounts Payable                    $     292,908  $     242,203
            Accrued Expenses                          290,462        181,999
            Loan Payable Related Parties              371,917        183,727
            Current Portion of Notes
                and Loans Payable                     325,450        325,450
                                                  ------------   ------------
            Total Current Liabilities               1,280,737        933,379
                                                  ------------   ------------
     Total Liabilities                              1,280,737        933,379
                                                  ------------   ------------
     Stockholders' Equity
         Common Stock $.0001 par value, 100 million
          shares authorized, 21,110,680 and
          18,908,680 shares issued and outstanding
          800,000 and 800,000 unissued                  2,191          1,971
         Paid-in-Capital                           17,546,163     17,523,121
         Retained Deficit                         (17,846,019)   (17,763,603)
                                                  ------------   ------------
  Total Stockholders' Equity                         (297,665)      (238,511)
                                                  ------------   ------------
TOTAL LIABILITIES & STOCHHOLDERS' EQUITY         $    983,072  $     694,868
                                                  ============   ============


See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

                                      4

AMERICAN CAPITAL HOLDINGS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED
FEBRUARY 28, 2007 AND 2006

                                           FEBRUARY 28, 2007   FEBRUARY 28, 2006

       Revenues
               Net Sales                       $          -      $          -
               Cost of Sales                         (7,800)           (7,531)
                                                ------------      ------------

                   Gross Profit                      (7,800)           (7,531)
                                                ------------      ------------
       Operating Expenses
               General and Administrative, net of    39,213           341,461
                  reimbursed expenses of
                  $302,792 and $719,894
               Sales and Marketing                        -             2,000
                                                ------------      ------------
             Total Operating Expenses                39,213           343,461

                                                ------------      ------------
             Income/(Loss) from Operations          (47,013)         (350,992)
                                                ------------      ------------
       Other Income (Expense)
               Interest Income                        7,637             6,315
               Interest Expense                     (43,041)          (28,053)
               Gain / (Loss) on Disposition
                  of Marketable Securities                -          (206,403)
                                                ------------      ------------
                   Net Other Expenses               (35,404)         (228,140)
                                                ------------      ------------
    Net Loss Before Other Comprehensive Losses      (82,416)         (579,132)

       Other Comprehensive Income / (Loss)
           Unrealized Holding Loss During Period          -           (61,016)
                                                ------------      ------------
       Total Comprehensive Loss                           -           (61,016)
                                                ------------      ------------
    Net Loss                                   $    (82,416)     $   (640,148)
                                                ============      ============


Basic and Diluted
 Net Loss Per Common Share                     $      (.004)     $      (.035)
                                                ============      ============


Weighted Average Shares Outstanding              20,501,757        18,317,975
                                                ============      ============


See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

                                     5
AMERICAN CAPITAL HOLDINGS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED
FEBRUARY 28, 2007 AND 2006

                                           FEBRUARY 28, 2007   FEBRUARY 28, 2006

       Revenues
               Net Sales                       $          -      $          -
               Cost of Sales                         (2,600)           (2,554)
                                                ------------      ------------

                   Gross Profit                      (2,600)           (2,554)

       Operating Expenses
               General and Administrative, net of     4,584            80,068
                  reimbursed expenses of
                  $85,000 and $66,594
                                                ------------      ------------
             Total Operating Expenses                 4,584            80,068

                                                ------------      ------------
             Loss from Operations                    (7,184)          (82,622)
                                                ------------      ------------
       Other Income (Expense)
               Interest Income                        1,969             3,886
               Interest Expense                     (10,643)           (9,793)
               Gain (Loss) on Disposition
                  of Marketable Securities                -             8,959
                                                ------------      ------------
                   Net Other Income/(Expense)         8,674            (3,052)
                                                ------------      ------------
    Net Loss                                        (15,858)          (79,570)

       Comprehensive Income / (Loss)
           Unrealized Holding Loss During Period          -           (12,203)
                                                ------------      ------------
    Net Loss and Comprehensive Loss            $    (15,858)     $    (67,367)
                                                ============      ============


Basic and Diluted
 Net Loss Per Common Share                     $      (.001)     $      (.004)
                                                ============      ============


Weighted Average Shares Outstanding              21,110,680        18,658,680
                                                ============      ============



Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.


                                     6

AMERICAN CAPITAL HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FROM MAY 31, 2005 THROUGH FEBRUARY 28, 2007


               Number of  At Par                        Accum. other    Total
                  Shares   Value  Add'l Paid  Retained  Comprehen-  Stockholder
                  Issued  $.0001  in Capital   Deficit   sive Inc.     Equity
                ---------- ------ ----------- ---------- ---------- -----------
Bal 5/31/05   17,398,903 $1,870 $16,581,195 $(15,378,157) $(152,718)$1,052,190

Sale of Common
 Stock           143,750     14     259,986           -          -     260,000

Conversion of debt
 and accrued interest
 to equity       590,027     59     632,468           -          -     632,527

Issuance of
 500,000 shares
 previously recorded
 as unissued     500,000      -           -           -          -           -

Sale of Common
 Stock            26,000      3      46,997           -          -      47,000

Warrants Issued
 and exercised,
 Payment for
 Accrued Interest
 Payable         250,000     25       2,475           -          -       2,500

Adjustment to Prior
 Years Unrealized
 Holding Loss          -      -           -           -     152,718    152,718

Dividends Paid         -      -           -     (621,327)         -   (621,327)

Net Loss               -      -           -   (1,764,119)         - (1,764,119)
             ----------- ------- ----------- ------------ ---------- ----------
Bal 05/31/06  18,908,680  1,971  17,523,121  (17,763,603)         0   (238,511)

Stock issued   2,202,000    220      23,042            0          0     23,262

Net Operating Loss     0      0           0      (82,416)         0    (82,416)
             ----------- ------- ----------- ------------ ---------- ----------
Bal. 2/28/07  21,110,680 $2,191 $17,546,163  (17,846,019) $       0 $ (297,665)
             =========== ======= =========== ============ ========== ==========




See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.


                                    7
AMERICAN CAPITAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2007 AND 2006

                                               FEB. 28, 2007    FEB. 28, 2006


Cash Flows From Operating Activities
    Cash received from customers               $          0      $          0
    Cash paid to suppliers of goods
        and services                               (185,730)         (181,430)
    Income Taxes Paid                                     -                 -
    Interest Paid                                   (12,740)          (12,604)
    Interest Received                                    68                24
                                              _______________  _______________
        Net Cash Flows Used in
         Operating Activities                      (198,401)         (194,010)
                                              _______________  _______________
Cash Flows From Investing Activities
    Purchase of Equipment                                 0            (6,563)
    Deposit Made on Insurance Carrier into Escrow         0                 0
    Return of Investment Deposit                          0            10,000
    Sale of Marketable Securities                         0                 0
    Purchase of Marketable Securities                     0                 0
                                              _______________  _______________
        Net Cash Flows Provided By
         (Used In) Investing Activities                   0             3,437
                                              _______________  _______________
Cash Flows From Financing Activities
    Loans from Related Companies                    334,986           138,216
    Loans to Related Companies                            0                 0
    Repayment of Loans from Related Companies      (170,493)         (416,145)
    Payment for Debtor in Possession financing            0          (115,186)
    Proceeds from Sale of Stock                      29,300           939,527
    Payments on Notes Payable                             0          (601,007)
                                              _______________  _______________
        Net Cash Flows Provided By
         Financing Activities                      (193,793)          (54,595)
                                              _______________  _______________
Net Increase / (Decrease) in Cash                    (4,608)         (245,168)

Cash and Cash Equivalents at
 Beginning of Period, June 1, 2006 and 2005           5,287           400,488
                                              _______________  _______________
Cash and Cash Equivalents at
End of Period, February 28, 2007 and 2006      $        679     $     155,320
                                              ===============  ===============







See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                     8
AMERICAN CAPITAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2007 AND 2006


Reconciliation of Net Loss to Net Cash Flows Used in Operating Activities

                                             FEBRUARY 28, 2007   FEB. 28, 2006

    Net Income (Loss)                          $    (82,416)     $   (640,148)
    Add items not requiring cash:
       Marketable Securities received for services (285,308)                -
       Other Comprehensive Income                         0            61,016
       Valuation Loss                                     0           206,403
       Depreciation                                   7,800             7,531
    Cash was increased by:
       Increase in Accrued Expenses                 108,463           105,846
       Increase in Accounts Payable                  50,705            49,069
       Decrease in Prepaid Expenses                       0            17,848
    Cash was decreased by
       Increase in Prepaid Expenses                 (58,635)                0
       Increase in Accounts Receivable                    0            (1,575)
                                              _______________  _______________
        Net Cash Flows Used in
         Operating Activities                  $   (198,401)    $    (194,010)
                                              ===============  ===============





















See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2007

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

AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2007

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


NOTE D -  NOTES RECEIVABLE

Notes Receivable at February 28, 2007 and May 31, 2006 consist of the following:

                                                          Feb. 28 07 May 31 06
                                                           --------- ---------
   8% non-collateralized notes due on demand.
   Interest is payable quarterly.  Included in the balance
   is $43,879 and 31,663 of accrued interest receivable.   $ 143,879 $ 131,663

   Nine 8% promissory notes purchased from holders of notes
   with Air Media Now, Inc.  By mutual agreement of both
   parties, these notes are not accruing interest.            11,906    11,906

                                                           --------- ---------
       Total Notes Receivable                              $ 155,785 $ 143,569
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

AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2007


NOTE E - LOANS RECEIVABLE RELATED PARTIES - CONTINUED

The loans due American Capital as of February 28, 2007 and May 31, 2006 are as follows:
                                February 28, 2007    May 31, 2006
                                  ---------------    ------------
    eCom eCom.com Inc.                171,809           186,496
    AmEnviro,Inc.                      43,098            52,098
    USA Performance Products            3,862             3,783
    A Super Deal.com                        0            25,782
    Swap and Shop.net                       0            20,930
    A Classified Ad                         0            21,169
    Diamond Energy                          0            20,080
    Green Energy Group                      0            20,043
    CRT Holdings, Inc. (FL)                 0            26,671
    eSecureSoft Company                     0            22,580
    American Environmental, Inc.            0            22,600
    Other                               1,208             1,285
                                    ---------          --------
         Total                      $ 219,978         $ 423,517
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

Shares issued to American Capital Holdings during the three months ended February 28, 2007 for services rendered are as follows:

AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2007

NOTE F - INVESTMENTS - CONTINUED

                         Shares          Total Shares       Cost of
                         issued on          held on       Shares held
Company Name             Feb. 28, 2007   Feb. 28, 2007   on Feb. 28, 07
----------------------   -------------   --------------  --------------
eSecureSoft Company        1,062,500        5,555,064      $  55,551
USAS Digital               1,062,500        8,414,997         84,150
Green Energy Group                 0        3,786,626         37,866
AAB National               1,062,500        5,196,090         51,961
A Classified Ad            1,062,500        5,394,054         53,941
Core Medical Group         1,062,500        5,389,192         53,892
A Super Deal               1,062,500        5,904,920         59,049
MyZipSoft                  1,095,000        3,689,058         36,890
----------------------   -------------   --------------  --------------
Marketable Securities      7,470,000       43,330,001      $ 433,300

As a part of an acquisition of ACHI on January 12, 2004, the Company acquired approximately 53 million shares or 90% of the outstanding common shares of Air Media Now!, Inc. (Air Media Now). Air Media Now owned the rights to market certain intellectual property that had never been fully developed by its previous owners. Air Media Now has no assets but is currently traded on the pink sheets (AMNW:PK). The stock was trading at $.01 at May 31, 2006. Air Media Now has not filed financial statements subsequent to December 31, 2002 with the Securities and Exchange Commission. American Capital Holdings, Inc. wrote off any and all of its recorded investment in Air Media Now as an impairment expense in the year ended May 31, 2004. Air Media Now is a consolidated subsidiary of American Capital Holdings at February 28, 2007 and May 31, 2006.


NOTE G - PROPERTY AND EQUIPMENT

Equipment is stated at cost less depreciation. As of February 28, 2007, equipment consisted of computer hardware, software, and office furniture and equipment. Depreciation expense of $7,800 and $10,100 has been recorded for the periods ending February 28, 2007 and May 31, 2006 respectively.


NOTE H - PREPAID EXPENSES

Prepaid expenses consist primarily of retainers paid for legal work for the Company, along with prepaid registration fees submitted to the Securities and Exchange Commission in anticipation of future security registrations.


NOTE I - INTANGIBLE ASSETS

Intangible assets consist of website software development costs, and fees related to applications for patents and trademarks. The intangible assets are not in use and are currently not being amortized.

                                     13
AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2007


NOTE J - OTHER ASSETS

Other assets consist primarily of security deposits on the lease of office facilities.

NOTE K - LOAN PAYABLE RELATED PARTY

As of February 28, 2007 and May 31, 2006 loans payable to shareholders in the amount of $371,917 and $183,727 are due on demand.

NOTE L - NOTES PAYABLE

Promissory Notes as of February 28, 2007 and May 31, 2006 consisted of:

                                               February 28, 2007  May 31, 2006
                                                  -------------- -------------
Four interest bearing, non-collateralized loans.
The loans have various maturities throughout 2006.   $ 325,450     $ 325,450
                                                     ----------    ---------
     Total Notes Payable                               325,450       325,450
     Less Current Portion                             (325,450)     (325,450)
                                                     ----------    ---------
     Net Long-term Debt                              $       0     $       0
                                                     ==========    =========
The short-term notes payable mature as follows:
     February 28, 2007                               $ 325,450     $ 325,450
                                                    ----------     ---------
                          Total Notes Payable       $  325,450    $  325,450
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

NOTE M - WARRANTS

The Company has issued 1,005,000 detachable warrants for each dollar of debt as described in Note L above. Management has determined that the value of the detachable warrants to be $.01 on the date of issuance and have charged paid in capital $10,050 during the period. Each warrant entitles the holder to
                                      14
AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2007

NOTE M - WARRANTS - CONTINUED

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

The following is a summary of warrants through:
                                                    Feb. 28, 2007  May 31, 2006

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

NOTE O - COMMITMENTS AND CONTINGENCIES

The Company leased approximately 1,231 square feet office facilities in Palm Beach Gardens, Florida under an operating lease of $2,331 per month which expired on January 31, 2007. ISDA leased approximately 200 square feet of office facilities in Buffalo, NY under a month to month agreement of $425.00 per month. The current lease is held by United States Financial Group, Inc.

Future minimum lease payments including sales tax as of February 28, 2007 are:
Fiscal Years ending:
            February 28, 2007                 $      0
                                              --------
            Total Minimum Lease Payments      $      0

Rent expense for the twelve month period ending May 31, 2006 was $35,124. Rent expense for the nine month period ending February 28, 2007 was $18,458.


                                    15
AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE P - INCOME TAXES

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception.
The Company's net operating loss carry-forward as of February 28, 2007 totals approximately $16,000,000. These carry-forwards, which will be available to offset future taxable income, and expire beginning in May 31, 2024.

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

sheets is as follows:
                                             Feb. 28, 2007  May 31, 2006
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
                                             ============= ==============
No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carry-forward as of February 28, 2007 was approximately $16,000,000. These carry-forwards, which will be available to offset future taxable income, will expire through the year 2024.

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

The Company has received loans from various Officers and Directors. As of February 28, 2007, the company owes $124,471 to Barney Richmond and $11,799 to Richard Turner. During the nine months ended February 28, 2007 the Company received an advance from Green Energy Group (f/k/a MyZipSoft Inc.) of $122,575.

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


Comparison of the nine months ended February 28, 2007 with the nine months ended February 28, 2006.

Revenue for the nine month period ended February 28, 2007 was $0 compared to $0 recorded during the same period of the prior year.

Gross profit reflects a loss of $7,800 in the current year versus a loss of $7,531 for the prior years nine month period. Depreciation expense contributed $7,800 to the current years deficit in gross profit and $7,531 to the prior years nine month period deficit.

General and administrative costs of $39,213 for the current nine month period reflect costs of staffing our administrative and sales offices. This represents a $302,248 decrease from the administrative costs incurred for the nine months ending February 28, 2006. This decrease is due to the fact that overhead costs are being distributed to the spin-off companies for services rendered by staff and management of American Capital Holdings.

Our operations for the nine months ended February 28, 2007 resulted in a net loss of $47,013 versus $350,992 for the nine months ended February 28, 2006. Unrealized holding losses during the prior year nine month period of $61,016 was the result of a decline in the market value of the Company's holdings in eCom eCom.com.


Liquidity and Capital Resources

As of February 28, 2007 current assets totaled $490,619 compared to $627,916 at May 31, 2006. The $137,297 decrease in total current assets was the result of related companies paying off notes by issuing securities to the Company during the period ending February 28, 2007.

                                     22


AMERICAN CAPITAL HOLDINGS, INC.

Accounts Payable increased from $242,203 to $292,908 during the current nine month period. Current Liabilities increased from $933,379 at the end of the prior fiscal year to $1,280,737 at the end of the current quarter, an increase of $347,358 due to the increase in accounts payable and accrued expenses during the nine months period ending February 28, 2007.

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

             /s/ Richard C. Turner
             ---------------------------
             Richard C. Turner
             Chief Financial Officer
                                    27
EXHIBIT 32

CERTIFICATIONS OF CEO AND CFO PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of American Capital Holdings
Inc., a Florida corporation (the "Company"), on Form 10-QSB for the period ending February 28, 2007 as filed with the Securities and Exchange Commission (the "Report"), Barney A. Richmond, President of the Company and Richard C. Turner, Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.
1350), that to his knowledge:

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