Form 10KSB
period 2007-05-31
AMERICAN CAPITAL HOLDINGS INC
filed 2007-10-12
CIK 1288012

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549



                                FORM 10-KSB


[X]      ANNUAL REPORT UNDER OR OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended May 31, 2007
                   --------------------------------------

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

Shares of Registrant's common stock outstanding as of May 31, 2007:
21,910,680

Transitional Small Business Disclosure Format (Check one): Yes ____; No _X__




































                                     2

AMERICAN CAPITAL HOLDINGS, INC.            Form 10-KSB       MAY 31, 2007

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

ITEM 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. . . . . . . . . 38

ITEM 13  EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . . . 39

ITEM 14  PRINCIPAL ACCOUNTANT FEES AND SERVICES. . . . . . . . . . . . . 39

SIGNATURES AND CERTIFICATIONS. . . . . . . . . . . . . . . . . . . . . . 40

       Exhibit 31.1  Certification required under Section 302 of . . . . 41 the Sarbanes-Oxley Act of 2002 by the CE0

       Exhibit 31.2  Certification required under Section 302 of . . . . 42 the Sarbanes-Oxley Act of 2002 by the CFO

       Exhibit 32    Certification of CEO and CFO Pursuant to  . . . . . 43
                     Section 906 of the Sarbanes-Oxley Act



                                       3
AMERICAN CAPITAL HOLDINGS, INC.

                                   PART I

ITEM 1. DESCRIPTION OF BUSINESS.

History

The Company was incorporated in the State of Florida on January 25, 1999 as US Amateur Sports Company, a wholly-owned subsidiary of eCom eCom.com, Inc. "eCom" which originally traded on the OTC/Bulletin Board under the symbol 'ECEC.' The Company's main office is located at 1016 Clemmons Street, Suite 302, Jupiter, Florida 33477, and the telephone number is (561) 745-6789. On March 24, 2003, the Company changed its name to USA SportsNet, Inc., and on December 12, 2003 changed its name to American Capital Holdings, Inc. in connection with its spin-off by eCom and its acquisition of certain assets of a company formerly known as American Capital Holdings, Inc. (now known as ACHI, Inc.)

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

Due to the dilemma caused as a direct result of Mr. Panaia's refusal to address the monies advanced to eCom by American Capital, on November 22, 2004, Barney
A. Richmond resigned as an Officer and Director of eCom. Mr.Panaia refused to file an 8-K statement regarding Mr. Richmond's resignation. In the absence of other options, on November 29, 2004 an involuntary petition was filed against eCom eCom.com, Inc. in the United States Southern District Bankruptcy Court (In
Re: Case No. 04-34535 BKC-SHF)under Title 11, Chapter 11 of the United States Bankruptcy Code by petitioning creditors, American Capital Holdings, Inc., Richard Turner, Barney A. Richmond, and ACHI, Inc. The Bankruptcy proceedings were initiated in an effort to implement a viable plan for reimbursement of costs incurred by American Capital Holdings, Inc., the petitioning creditors, and all other creditors/vendors who have not been paid. Most importantly, the proceedings will enable Mr. Richmond to initiate reorganization plans in an effort to restore the shareholder value lost by approximately 5,000 shareholders. The aforementioned creditors are owed in excess of $1 million
                                    7
AMERICAN CAPITAL HOLDINGS, INC.
ITEM 1. DESCRIPTION OF BUSINESS. (CONTINUED)

dollars. A copy of the June 2, 2005 Chapter 11, Title 11 Amended Involuntary Petition of eCom is posted on eCom's website, www.ecomecom.net.

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

A group of several of American Capital Holdings, Inc.'s and other outside shareholders have designated resources to capitalize and complete viable business plans for the all of the above referenced spin-off companies. On May 31, 2005 several new shareholders invested $400,000 in eight (8) of the above referenced companies to enable the companies to pay expenses relating to the initial funding of these companies to achieve their respective business purposes. This funding will be reflected in each company's Form 10SB audits and filings. This initial funding is to cover legal, accounting and other expenses,
                                     8
AMERICAN CAPITAL HOLDINGS, INC.
ITEM 1. DESCRIPTION OF BUSINESS. (CONTINUED)

including due diligence costs related to proposed forthcoming acquisitions. Additionally, a plan is being formulated, subject to bankruptcy court approval, which will provide a 100% payout to all of eCom's outstanding creditors.
The new management is committed to the plan, and believes these efforts, combined with execution of the new business plans, will not only recapture the lost shareholder value of eCom, but will enhance future long term shareholder value as well.

On August 18, 2006 the 'Joint Plan of Reorganization of Debtor and American Capital Holdings, Inc.' was filed with the United States Southern District Bankruptcy Court by Kluger, Peretz, Kaplan & Berlin, the attorneys for the Debtor, eCom eCom.com, Inc. and Schiff-Hardin LLP, the attorneys for American Capital Holdings, Inc. Information regarding the Joint Plan of Reorganization can be reviewed on eComeCom.com, Inc's website at www.ecomecom.net/banknews.htm.

On August 25, 2006 the accompanying 'Disclosure Statement for Joint Plan of Reorganization of Debtor and American Capital Holdings, Inc.' was filed with the U.S. Bankruptcy Court. The plan, which is subject to Bankruptcy Court approval, calls for the issuance of Thirty One Million Five Hundred Ninety Three Thousand Sixty Four (31,593,064) Common Shares to the Creditors listed in Exhibit "A" of the Plan, including 23,280,381 common shares to American Capital Holdings, Inc.

A transcript of the March 12, 2007 confirmation hearing is attached to the 10QSB filing of February 28, 2007 as Exhibit 99.1, SEC accession number 0001000459-07-000007. The Order Confirming the First Amended Joint Plan of Reorganization of Debtor and American Capital Holdings, Inc. as Modified was signed by Judge Friedman on March 23, 2007 and is attached to the 10QSB filing of February 28, 2007 as Exhibit 99.2, SEC accession number 0001000459-07-000007. This order may also be viewed at the eCom website www.ecomecom.net under the bankruptcy news information link. Two post confirmation status conferences were held on May 14, 2007 and June 12, 2007 to consider the fee applications of the attorney fees of Kluger, Peretz, Kaplan & Berlin, PL and the outside auditor fees of Wieseneck, Andres & Co. A hearing concerning a motion for entry of final decree and order closing case is currently being scheduled and will be posted on the eCom website when available.

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

ACQUISITION OF SPAULDING. On December 30, 2003, prior to the Company's acquisition from ACHI, ACHI entered into a letter agreement with Spaulding Ventures, LLC, pursuant to which ACHI agreed to acquire all of Spaulding's assets in return for 2,093,351 shares of ACHI common stock, plus warrants to purchase a total of 209,335 additional shares of ACHI common stock at a purchase price of $6.00 per share. As part of its acquisition from ACHI of the assets ACHI acquired from Spaulding, the Company has agreed to replace the shares and warrants issued by ACHI with shares and warrants of the Company. In order to facilitate the distribution of these securities by Spaulding to its shareholders, the Company intends file a Registration Statement with the
                                    9

AMERICAN CAPITAL HOLDINGS, INC.
ITEM 1. DESCRIPTION OF BUSINESS. (CONTINUED)

Securities and Exchange Commission registering the distribution to Spaulding's shareholders of both the acquisition shares and the shares to be issued upon exercise of the warrants. American Capital has closed out the operations of Spaulding Ventures.


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

Employees. The Company currently has five full-time employees. These employees are considered full-time employees of American Capital, but have recently devoted many hours of American Capital's time to eCom and the spinoff companies to achieve regulatory compliance.

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

LACK OF OPERATING HISTORY. To date, we have been participating exclusively in activities associated with the start-up of the Company, including structuring the Company, acquiring assets, negotiating the acquisition of the insurance subsidiaries needed to sell our products, obtaining the required licenses for our intended insurance subsidiaries, and formulating our marketing strategies. We have not yet commenced operations, and thusly have had no significant revenues since inception. Until we acquire a life insurance carrier, and until it is capitalized sufficiently to obtain the insurance licenses needed to underwrite our products, we will use the services of third-party insurance carriers in connection with any sales of our products, which will reduce our net revenues. We have not yet realized revenues from sale of our products, and have incurred a net loss of $(17,690,507) since inception, of which $(11,425,144) are asset write-downs.


                                    10
AMERICAN CAPITAL HOLDINGS, INC.

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

                                    11

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

State insurance regulators and the National Association of Insurance Commissioners, or NAIC, continually re-examine existing laws and regulations, and may impose changes in the future. Our current and intended life subsidiaries are subject to the NAIC's risk-based capital requirements which are intended to be used by insurance regulators as an early warning tool to identify deteriorating or weakly capitalized insurance companies for the purpose of initiating regulatory action. Our current and intended life subsidiaries also may be required, under solvency or guaranty laws of most states in which they do business, to pay assessments up to certain prescribed limits to fund policyholder losses or liabilities of insolvent insurance companies. In addition, federal legislation and administrative policies in several areas, including pension regulation, age and sex discrimination, financial services regulation, securities regulation and federal taxation, can significantly affect the insurance business. As increased scrutiny has been placed upon the insurance regulatory framework, a number of state legislatures have considered or enacted legislative proposals that alter, and in many cases increase, state authority to regulate insurance companies and holding company systems. The regulatory framework at the state and federal level applicable to our insurance products is continuously evolving. The changing regulatory
                                    12
AMERICAN CAPITAL HOLDINGS, INC.

framework could affect the design of such products and our ability to sell certain products. Any changes in these laws and regulations could materially and adversely affect our business, financial condition and results of operations.

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

We advise you to consult with your investment, tax and other professional financial advisors prior to purchasing our stock. No independent rating agency has reviewed our financial condition to determine whether the stock is a suitable investment for any purchaser. The stock may not be a suitable investment for you based on your ability to withstand a loss of your investment or other aspects of your financial situation, including your income, net worth, financial needs, investment risk profile, return objectives, investment experience and other factors. Prior to purchasing any stock, you should consider your investment allocation with respect to the amount of your contemplated investment in our stock in relation to your other investment holdings and the diversity of those holdings.
                                    13
AMERICAN CAPITAL HOLDINGS, INC.

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


ITEM 3. LEGAL PROCEEDINGS.

The Company is a party to an Involuntary Bankruptcy Petition filed by the Company, as one of three (3) petitioning creditors, against eCom that is currently pending in the United States Bankruptcy Court - Southern District of Florida (In Re: Case No. 04-34535 BKC-SHF).American Capital Holdings, Inc. is a creditor of eCom and the spin-offs of eCom, and is initiating the bankruptcy proceedings as means to reorganize eCom and the spin-offs of eCom due to failed or failing businesses, and lost shareholder value. In 1999, eCom reached market capitalization of over $250 million. Since 1999, market capitalization has hit record lows of approximately $120 thousand, and currently ranges between $500 thousand and $1 million. The bankruptcy filing will allow the Company to reorganize and/or divest their interest in order to pursue profitable strategies as a means of restoring lost shareholder value. The status of the bankruptcy proceedings is described in greater detail in the section entitled "Description of Business-History." Electronic copies of the May 16, June 6, July 25 2005 and March 20, October 30 2006 and March 12, 2007 court transcripts are available on the eCom website, www.ecomecom.net.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote by the security holders during the fiscal year ended May 31, 2007.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET FOR COMMON STOCK. There is currently no trading market for the Company's Common Stock and there can be no assurance that any trading market will ever develop, or, if such a market does develop, that it will continue. The Company intends to file a Registration Statement with the Securities and Exchange Commission to register for resale certain shares previously issued, and to register additional shares for sale in order to raise additional capital. Upon effectiveness of the Registration Statement, the Company intends to have its common stock listed for trading on the American Stock Exchange.
American Capital Holdings, Inc. is in the process of completing the acquisitions that will provide the Company the ability within the next two (2) years to meet the qualitative and quantitative listing standards of the American Stock
                                     14
AMERICAN CAPITAL HOLDINGS, INC.

Exchange. If, for any reason, the Company does not meet the qualifications for listing on a major stock exchange, the Company's securities may be traded in the over-the-counter ("OTC") market. The OTC market differs from national and regional stock exchanges in that it (1) is not sited in a single location but operates through communication of bids, offers and confirmations between broker-dealers and (2) securities admitted to quotation are offered by one or more broker-dealers rather than the "specialist" common to stock exchanges.

SECURITY HOLDERS. The Company has approximately 5,000 shareholders. The Company had 1,621,209 shares subject to options, at an exercise price of $.01 per share. These options all expired during the fiscal year ended May 31, 2006.

DIVIDENDS. There have been no cash dividends declared or paid since the Company was formed. As the company receives payments for services in the form of securities, it is the intent of management to distribute these shares in the form of a property dividend.

RECENT SALES OF UNREGISTERED SECURITIES. Item 701 Reg. SB- During the period of June 1, 2006 through May 31, 2007, the Company sold the following unregistered securities. Other than as set forth below, there were no other sales of unregistered securities made during the period covered by this report.
Inasmuch as American Capital Holdings had access to comprehensive information about the Company, the shares were issued in reliance upon Section 4(2) of the Securities Act. A legend was placed on the certificates stating that the securities were not registered under the Securities Act and setting forth appropriate restrictions on their transfer or sale.

Date      Share Amount Consideration         Description
06/19/2006      2,000      $   1,263      Conversion of Account Payable
08/11/2006    200,000      $   2,000      Individual Private Placement
08/11/2006    200,000      $   2,000      Individual Private Placement
08/11/2006    200,000      $   2,000      Individual Private Placement
08/11/2006    200,000      $   2,000      Individual Private Placement
08/11/2006    400,000      $   4,000      Individual Private Placement
08/21/2006  1,000,000      $  10,000      Conversion of Debt

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


                                    15
AMERICAN CAPITAL HOLDINGS, INC.

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


                                     16

AMERICAN CAPITAL HOLDINGS, INC.

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

Our GPICS(TM), ETIPS(TM) and ETICS(TM) products are each investment structures designed to maximize the benefit of energy and equipment tax incentives, in order to facilitate investment in energy related and other business enterprises. An essential feature of these products is a guarantee of the principal invested, as a result of the structuring of the investment.
IS Direct currently licensed to sell term and whole life insurance products.

Results of Operations:
Comparison of the twelve months ended May 31, 2007 with the twelve months ended May 31, 2006.

Revenue for the twelve month periods ended May 31, 2007 and 2006 was $0.
                                    17
AMERICAN CAPITAL HOLDINGS, INC.

Gross profit reflects a loss of $10,399 in the current year 096 for the versus a loss of $10,100 for the prior year. Depreciation expense contributed $10,399 to the current years deficit in gross profit and $10,100 to the prior years deficit.

General and administrative costs of $389,007 for the current year reflects costs of staffing our administrative and sales offices versus $1,212,243 for the prior twelve month period. Both figures reflect overhead costs distributed to the spin-off companies for services rendered by staff and management of American Capital Holdings.

Our operations for the twelve months ended May 31, 2007 resulted in a net gain of $119,386 versus a net loss of 1,262,566 for the twelve months ended May 31, 2006. Cost allocated to related companies for cost incurred in providing funding for the eCom bankruptcy proceedings was reimbursed in the twelve month period ended May 31, 2007. These reimbursement of $518,793 resulting in a net gain of 73,096 for the current fiscal year.


Liquidity and Capital Resources:
As of May 31, 2007 current assets totaled $288,036 compared to $627,916 at May 31, 2006. The $339,880 decrease in total current assets was the result of a decrease in receivables from related party as the Company accumulated $802,029 in marketable securities.

Accounts Payable increased from $242,203 to $277,164 between May 31, 2006 and May 31, 2007. Current liabilities increased from $933,379 at the end of the prior fiscal year to $1,290,336 at May 31, 2007, an increase of $356,957 as funding from shareholders increased $183,469 and accrued expenses increased $138,527 during the twelve months ending May 31, 2007.

To the extent that additional funds are required to support operations or to expand our business, we may sell additional equity, issue debt or obtain other credit facilities through financial institutions. Any sale of additional equity securities will result in dilution to our shareholders.



















                                      18
AMERICAN CAPITAL HOLDINGS, INC.

                               PART II

ITEM 7. FINANCIAL STATEMENTS

                        FINANCIAL STATEMENTS

American Capital Holdings, Inc.                          May 31, 2007

INDEX - PART F/S
                                                             PAGE NO.
        FINANCIAL STATEMENTS

        Report of Independent Registered Public Accounting Firm F-2

        Consolidated Balance Sheets
         May 31, 2007 and 2006 . . . . . . . . . . . . . . . .  F-3

        Consolidated Statement of Operations
         For The Twelve Months Ended May 31, 2007 and 2006 . .  F-4

        Consolidated Statement of Changes in
           Shareholders' Equity
         From June 1, 2005 Through May 31, 2007  . . . . . . .  F-5

        Consolidated Statement of Cash Flows
         For The Twelve Months Ended May 31, 2007 and 2006 . .  F-7

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
                               (561) 626-0400

Thomas B. Andres, C.P.A.*, C.V.A.                     FAX (561) 626-3453
Paul M. Wieseneck, C.P.A.
*Regulated by the State of Florida

          Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
American Capital Holdings, Inc.
Jupiter, FL 33477

We have audited the accompanying Consolidated Balance Sheets of American Capital Holdings, Inc. as of May 31, 2007 and 2006 and the related Consolidated Statements of Operations, Changes in Shareholders' Equity and Cash Flows for the years then ended. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the consolidated financial position of American Capital Holdings, Inc. as of May 31, 2007 and 2006 and the results of their consolidated operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.



       /s/Wieseneck, Andres & Company, P.A.

North Palm Beach, Florida
October 9, 2007









                                     F-2

AMERICAN CAPITAL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
FOR THE YEARS ENDING MAY 31, 2007 AND 2006

                                ASSETS                     2007          2006
                                                          ------        ------
       Current Assets
            Cash and Cash Equivalents               $         283  $     5,287
            Notes Receivable                              155,785      143,569
            Loans Receivable Related Parties               82,989      423,517
            Prepaid Expenses                               48,979       55,543
                                                      ------------ -----------
                Total Current Assets                      288,036      627,916
                                                      ------------ -----------

       Property and Equipment, net                         25,580       35,979
                                                      ------------ -----------
       Other Assets
            Marketable Securities                         806,029            -
            Intangible Assets, net                          8,938        8,938
            Insurance Licenses                             19,600       19,600
            Security Deposit                                    -        2,435
                                                      ------------ -----------
                Total Other Assets                        834,567       30,973
                                                      ------------ -----------
   TOTAL ASSETS                                     $   1,148,183  $   694,868
                                                      ============ ===========
             LIABILITIES & STOCKHOLDERS' EQUITY

     Liabilities
            Current Liabilities
               Accounts Payable                     $     277,164  $   242,203
               Accrued Expenses                           320,526      181,999
               Loans Payable-Shareholders                 367,196      183,727
               Notes Payable                              325,450      325,450
                                                      ------------ -----------
              Total Current Liabilities                 1,290,336      933,379
                                                      ------------ -----------
        Total Liabilities                               1,290,336      933,379
                                                      ------------ -----------
        Stockholders' Equity
            Common Stock $.0001 par value, 100 million
             shares authorized, 21,110,680 with
             800,000 unissued and 18,908,680 with
             800,000 unissued                               2,191        1,971
            Paid-in-Capital                            17,546,163   17,523,121
            Retained Deficit                          (17,690,507) (17,763,603)
                                                      ------------ ------------
              Total Stockholders' Equity                 (142,153)    (238,511)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY              $ 1,148,183  $   694,868
                                                       =========== ============


Read accompanying summary of accounting policies and notes to financial statements.
                                     F-3
AMERICAN CAPITAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MAY 31, 2007 and 2006
                                                       2007         2006
                                                 ____________ ____________
    Revenues
            Net Sales                           $         -   $        -
            Cost of Sales                            (10,399)     (10,100)
                                                 ------------ ------------
                Gross (Loss)                         (10,399)     (10,100)


    Operating Expenses
            General and Administrative,              389,007    1,212,243
             Reimbursed Related Company Expenses    (518,793)    (942,177)
            Sales and Marketing                            -        2,000
            Impairment Expense                             -      980,400
                                                 ------------ ------------
                  Total Operating Expenses          (129,786)   1,252,566

                                                 ------------ ------------
                  Loss from Operations               119,386   (1,262,566)
                                                 ------------ ------------
    Other Income (Expense)
            Interest Income                            7,639       11,479
            Interest Expense                         (53,930)     (38,065)
            Write Off of Interest in Developing
             Companies and Note Receivable                 -     (454,628)
            Loss on Disposition of
                Marketable Securities                      -      (20,339)
                                                 ------------ ------------
                Net Other Expenses                   (46,290)    (501,533)
                                                 ------------ ------------
 Net Income/(Loss)Before Comprehensive Losses         73,096   (1,764,119)
                                                 ------------ ------------
    Adjustment to Prior Years
        Unrealized Holding Loss                            -     (152,718)
                                                 ------------ ------------
Net Income / (Loss)                              $    73,096  $(1,611,401)
                                                 ============ ============

Basic and Diluted
 Net Income / (Loss) Per Common Share            $      .003  $     (.083)
                                                 ============ ============


Weighted Average Shares Outstanding               21,455,239   19,372,064
                                                 ============ ============





Read the accompanying summary of accounting policies and notes to financial statements.

                                     F-4
AMERICAN CAPITAL HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FROM JUNE 1, 2005 THROUGH MAY 31, 2007


               Number of  At Par                        Accum. other    Total
                  Shares   Value  Add'l Paid  Retained  Comprehen-  Stockholder
                  Issued  $.0001  in Capital   Deficit   sive Inc.     Equity
                ---------- ------ ----------- ---------- ---------- -----------
Bal 5/31/05   17,398,903 $1,870 $16,581,195 $(15,378,157) $(152,718)$1,052,190

Sale of Common
 Stock           143,750     14     259,986           -          -     260,000

Conversion of debt
 and accrued interest
 to equity       590,027     59     632,468           -          -     632,527

Issuance of
 500,000 shares
 previously recorded
 as unissued     500,000      -           -           -          -           -

Sale of Common
 Stock            26,000      3      46,997           -          -      47,000

Warrants Issued
 and exercised,
 Payment for
 Accrued Interest
 Payable         250,000     25       2,475           -          -       2,500

Adjustment to Prior
 Years Unrealized
 Holding Loss          -      -           -           -     152,718    152,718

Dividends Paid         -      -           -     (621,327)         -   (621,327)

Net Loss               -      -           -   (1,764,119)         - (1,764,119)
             ----------- ------- ----------- ------------ ---------- ----------
Bal 05/31/06  18,908,680  1,971  17,523,121  (17,763,603)         0   (238,511)

Stock issued   2,202,000    220      23,042            0          0     23,262

Net Loss               0      0           0       73,096          0     73,096
             ----------- ------- ----------- ------------ ---------- ----------
Bal. 5/31/07  21,110,680 $2,191 $17,546,163  (17,690,507) $       0 $ (142,153)
             =========== ======= =========== ============ ========== ==========





Read the accompanying summary of accounting policies and notes to financial statements.

                                     F-5
AMERICAN CAPITAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MAY 31, 2007 and 2006
                                                       2007         2006
                                                   ----------   ----------
Cash Flows From Operating Activities
    Cash received from customers                 $        -     $       -
    Cash paid to suppliers of goods
        and services                               (186,893)     (249,512)
    Interest Paid                                   (15,890)      (15,750)
    Interest Received                                    70         1,672
                                              ______________ _____________
        Net Cash Flows Used in
         Operating Activities                      (202,713)     (263,590)
                                              ______________ _____________
Cash Flows From Investing Activities
    Purchase of Equipment                                 -        (6,563)
    Return of Deposit made on Investments                 -        10,000
                                              ______________ _____________
        Net Cash Flows Provided By
         (Used In) Investing Activities                   -         3,437
                                              ______________ _____________
Cash Flows From Financing Activities
    Loan Receivable Proceeds Disbursed                    -      (384,608)
    Loan Proceeds from Stockholders                 158,766       207,764
    Repayment of Loans to Stockholders             (179,772)     (150,000)
    Proceeds from Related Companies                 213,586             -
    Repayment of Loan from Related Companies        (24,171)            -
    Payment for Debtor in Possession financing            -      (115,186)
    Proceeds of Sale from Common Stock               29,300       306,983
                                              ______________ _____________
       Net Cash Flows Provided By
         Financing Activities                       197,709      (135,047)
                                              ______________ _____________
Net Increase/(Decrease) in Cash                      (5,004)     (395,200)
Cash and Cash Equivalents at
 Beginning of Period, June 1, 2006 and 2005           5,287       400,487
                                              ______________ _____________
Cash and Cash Equivalents at
End of Period, May 31, 2007 and 2006            $       283   $     5,287
                                             =============== =============







Read the accompanying summary of accounting policies and notes to financial statements.



AMERICAN CAPITAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MAY 31, 2007 and 2006


Reconciliation of Net Loss to Net Cash Flows Used in Operating Activities

                                                        2007         2006
                                                  ------------ -------------

    Net Profit / (Loss)                           $    73,096  $ (1,611,401)
     Add Non-Cash Items:
       Depreciation                                    10,399        10,100
       Loss on Disposition of Common Stock                  -       206,403
       Adjustment to Unrealized Holding Loss                -      (152,718)
       Impairment Loss                                      -       980,400
    Cash was increased by:
       Increase in Accounts Payable                   135,203       135,203
       Increase in Accrued Expenses                   129,561       129,561
       Decrease in Prepaid Expenses                    38,862        38,862
    Cash was decreased by:
       Marketable Securities Received for services   (589,834)            -
                                                  ------------ -------------
    Net Cash Flows Used in
       Operating Activities                       $  (202,713) $   (263,590)
                                                  ============ =============


Non-Cash Transactions:
  During the year ending May 31, 2006 the following balance sheet accounts were adjusted to zero by the transfer of marketable securities to a note holder. See Note F.
       Marketable Securities          $102,151
       Note Payable                   $234,530


The Company issued 250,000 warrants valued at $.01 to a creditor as payment for accrued interest payable in the amount of $2,500 during the year ending May 31, 2006.










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

NOTE D -  NOTES RECEIVABLE

Notes Receivable at May 31, 2007 and 2006 consist of the following:

                                                               2007      2006
   8% non-collateralized notes due on demand.              --------- ---------
   Interest is payable quarterly. Included in the balances are $35,890 and $31,663 of accrued interest receivable. $ 143,879 $ 131,663

   Nine 8% promissory notes purchased from holders of notes
   with Air Media Now, Inc.  By mutual agreement of both
   parties, these notes are not accruing interest.            11,906    11,906

   A 5% non-collateralized surplus note that Cosmopolitan Life
   Insurance has the right to repay, provided Cosmopolitan has sufficient capital to operate as a stipulated premiums life insurance company.  Management made the decision that the
   note and accrued interest receivable were not collectable and
   wrote off the balances in August 2005.  See (1) below.          -         -
                                                           --------- ---------
       Total Notes Receivable                              $ 155,785 $ 143,569
                                                           ========= =========

(1) Management has made a determination that the $250,000 note receivable from Cosmopolitan Life Insurance Company was uncollectible, and has written off the amount due and accrued interest of $12,238 as a write off of interest in developing companies and note receivable during the year ending May 31, 2006.

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

The loans due American Capital as of May 31, 2007 and 2006 are as follows:

                                        2007       2006
                                    ---------  ---------
    eCom eCom.com Inc.                      -    186,496
    AmEnviro,Inc.                      43,098     52,098
    USA Performance Products            3,862      3,783
    A Super Deal.com                    5,960     25,782
    Swap and Shop.net                   2,920     20,930
    A Classified Ad                     5,390     21,169
    Diamond Energy                      6,280     20,080
    Green Energy Group                      -     20,043
    CRT Holdings, Inc. (FL)             5,160     26,671
    eSecureSoft Company                     -     22,580
    American Environmental, Inc.        9,110     22,600
    Other                               1,209      1,285
                                    ---------  ---------
         Total                      $  82,989  $ 423,517
                                    =========  =========
NOTE F - INVESTMENTS

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

Shares issued to American Capital Holdings during the twelve months ended May 31, 2007 for services rendered are as follows:
                                     F-10
AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE F - INVESTMENTS - (CONTINUED)

                         Shares issued     Total Shares      Cost of
                        During the year      held on       Shares held
Company Name           Ending May 31, 07   May 31, 2007   on May 31, 07
----------------------   -------------   --------------  --------------
eSecureSoft Company        8,851,336        8,867,064      $  88,671
USAS Digital              11,097,227       11,114,997        111,150
Green Energy Group         3,768,422        3,786,626         37,866
AAB National               7,875,577        7,896,090         78,961
A Classified Ad            8,077,259        8,094,054         80,941
Core Medical Group         8,073,728        8,089,192         80,892
A Super Deal               8,588,462        8,604,920         86,049
MyZipSoft                  6,299,766        6,339,058         63,390
eCom eCom.com             23,795,237       23,795,237        178,109
----------------------   -------------   --------------  --------------
Marketable Securities     86,427,014       86,587,238      $ 806,029

As a part of an acquisition of ACHI on January 12, 2004, the Company acquired approximately 53 million shares or 90% of the outstanding common shares of Air Media Now!, Inc. (Air Media Now). Air Media Now owned the rights to market certain intellectual property that had never been fully developed by its prior owners. Air Media Now has no assets but is currently traded on the pink sheets (AMNW:PK). The stock was trading at $.01 at May 31, 2006. Air Media Now has not filed financial statements subsequent to December 31, 2002 with the Securities and Exchange Commission. American Capital Holdings, Inc. wrote off any and all of its recorded investment in Air Media Now as an impairment expense in the year ended May 31, 2004. Air Media Now is a consolidated subsidiary of American Capital Holdings at May 31, 2007 and May 31, 2006.


NOTE G - PROPERTY AND EQUIPMENT

Equipment is stated at cost less depreciation. As of May 31, 2007, equipment consisted of computer hardware, software, and office furniture and equipment. Depreciation expense of $10,399 and $10,100 has been recorded for the years ending May 31, 2007 and 2006 respectively.


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


NOTE K - LOAN PAYABLE RELATED PARTY

As of May 31, 2007 and 2006 non-collateralized loans payable to shareholders in the amount of $367,196 and $183,727 are due on demand respectively.


NOTE L - NOTES PAYABLE

Promissory Notes as of May 31, 2007 consisted of
                                                  May 31, 2007   May 31, 2006
                                                  -------------- -------------
Four interest bearing, non-collateralized loans.
The loans have various maturities throughout 2006.   $ 325,450     $ 325,450
                                                     ----------    ---------
     Total Notes Payable                               325,450       325,450
     Less Current Portion                             (325,450)     (325,450)
                                                     ----------    ---------
     Net Long-term Debt                              $       0     $       0
                                                     ==========    =========

The short-term notes payable mature as follows:
     May 31, 2007 and 2006                          $  325,450     $ 325,450
                                                    ----------     ---------
                          Total Notes Payable       $  325,450     $ 325,450
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

The following is a summary of warrants through:
                                                    May 31, 2007  May 31, 2006

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

Future minimum lease payments including sales tax as of May 31, 2007 are:
Fiscal Years ending:

            May 31, 2007                             0
                                              --------
            Total Minimum Lease Payments      $      0

Rent expense for the twelve month period ending May 31, 2007 was $18,458. Rent expense for the twelve month period ending May 31, 2006 was $35,124.

NOTE P - INCOME TAXES

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception.
                                     F-13
AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE P - INCOME TAXES - CONTINUED

The Company's net operating loss carry-forward as of May 31, 2007 totals approximately $16,000,000. These carry-forwards, which will be available to offset future taxable income, and expire beginning in May 31, 2024.

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

sheets is as follows:
                                             May 31, 2007   May 31, 2006
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
                                             ============= ==============
No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carry-forward as of May 31, 2007 was approximately $16,000,000. These carry-forwards, which will be available to offset future taxable income, will expire through the year 2024.

The Company does not believe that the realization of the related net deferred tax asset meets the criteria required by generally accepted accounting principles and, accordingly, the deferred income tax asset arising from such loss carry forward has been fully reserved.


NOTE R - SUBSEQUENT EVENTS

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

NOTE S - RELATED PARTY TRANSACTIONS

The Company has receivables due from nine related entities. eCom eCom.com, Inc. owes $196,450 for services paid to the Company's transfer agent and accountant, including $100,000 of debtor-in-possession financing, as authorized by the United States Bankruptcy Court, Case No. 04-35435-SHF. Freedom 4 Wireless,
Inc. owed the Company $670,199 for working capital and inventory purchased by ACHI, and for investments into the company between March 2004 and June 2004.
On February 1, 2005, this investment was converted into 47,457,356 shares of MyZipSoft, Inc. common stock. Additional advances were made after February 1, 2005, resulting in a balance due from MyZipSoft of $108,262. On August 31, 2005 10,826,190 of shares of MyZipSoft were issued to American Capital Holdings. These MyZipSoft shares where distributed to the shareholders
of record of American Capital Holdings on August 31, 2005.   Additional advances
to support operations were made into each of the following eight spin-offs of eCom; A Super Deal.com, Inc, Swap and Shop.net Corp, A Classified Ad, Inc, AAB National Company, Pro Card Corporation, USAS Digital Inc, USA Performance
                                     F-15
AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE S - RELATED PARTY TRANSACTIONS - CONTINUED

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

The Company has received loans from various Officers and Directors. As of May 31, 2007, the company owes $124,470 to Barney Richmond and $11,438 to Richard Turner.

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

The FASB also issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets and is effective for financial statements issued for fiscal years beginning January 1, 2002. This statement addresses financial accounting and reporting for the impairment or the disposal of long-lived asset. An impairment loss is recognized if the carrying amount of a long-lived group exceeds the sum of the undiscounted cash flow expected to result from the use and eventual disposition of the asset group. Long-lived assets should be tested at least annually or whenever changes in circumstances indicate that its
                                     F-16
AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE U - RECENT ACCOUNTING PRONOUNCEMENTS - CONTINUED

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















                                     F-17
AMERICAN CAPITAL HOLDINGS, INC.

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
Officer/Director

Barney A. Richmond has been President and a Director of the Company since its acquisition of certain assets from ACHI in January 2004, and was President and a Director of ACHI prior to that time. From 1985 to the present, Mr. Richmond has been an independent advisor and investor in assisting companies, as well as individuals, regarding public offerings, mergers, reverse mergers and a variety of corporate financing issues. Mr. Richmond has also been an investor in numerous reorganizations and business turnarounds, including many substantial bankruptcy reorganizations. Mr. Richmond has been a member of the Boards of Directors of The Richmond Company, Inc., Benny Richmond, Inc., 877 Management Corporation, King Technologies, Inc., King Radio Corporation, United States

                                     36
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS. (CONTINUED)

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




                                     37


AMERICAN CAPITAL HOLDINGS, INC.
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

As of May 31, 2007, there were a total of 21,110,680 shares of the Company's stock outstanding. In addition, as of May 31, 2007, there were 800,000 shares of common stock subscribed for, but not yet issued, pursuant to the conversion of certain convertible notes previously issued by the Company and subscription agreements. The table below shows the number of shares of common stock held as of May 31, 2007, by (a) each director and executive officer of the Company, (b) the directors and executive officers of the Company as a group, and
(c) each person known by us to be the beneficial owner of more than 5% of the Company's outstanding stock. All percentages assume the shares currently subscribed for are issued and assumes all of the warrants are issued and exercised.

                                          Number of          % of Shares
Name and Address                          Shares Owned       Outstanding
-----------------------                  --------------   ---------------
Barney A. Richmond, Director & President      6,464,048           29.5%
601 Seafarer Circle
Jupiter, FL 33477

Richard C. Turner, Director &
Chief Financial Officer                         630,870            2.9%
4200 Oak Street
Palm Beach Gardens, FL 33418

David W. Pong (1)                             2,720,877           12.4%
161 San Antonio Way
Sacramento, CA 95819

All Directors & Executive Officers
 as a group (2 persons)                       7,094,918           32.4%

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

The Company owns approximately 53 million shares or 90% of the outstanding common shares of Air Media Now!, Inc. (Air Media Now). Air Media Now owned the rights to market certain intellectual property that had never been fully developed by its previous owners. Air Media Now has no assets but is currently traded on the pink sheets (AMNW:PK). The stock was trading at $.01 at May 31, 2007. Air Media Now has not filed financial statements subsequent to December 31, 2002 with the Securities and Exchange Commission. American Capital Holdings, Inc. wrote off any and all of its recorded investment in Air Media Now as an impairment expense in the year ended May 31, 2004. Air Media Now is a consolidated subsidiary of American Capital Holdings at May 31, 2007 and 2006.

                                     38
AMERICAN CAPITAL HOLDINGS, INC.

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

      Form 8-K filed August 23, 2006
           accession number 0001288012-06-000007  stating:
           On August 18, 2006 the 'Joint Plan of Reorganization of Debtor and American Capital Holdings, Inc.' was filed with the United States Southern District Bankruptcy Court.

           The 8-K also stated, the National Association of Securities Dealers,
           (NASD) declared August 8, 2006 the ex-dividend date for the distribution of shares of American Capital Holdings, Inc. to the Shareholders of eCom eCom. The dividend of .05 of a share of American Capital Holdings, Inc. for each share of eCom owned on January 5, 2004, the record date. These shares were distributed on August 7, 2006.

      Form 8-K filed August 25, 2006
           accession number 0001288012-06-000008 stating:
           On August 25, 2006 the 'Disclosure Statement for Joint Plan of Reorganization of Debtor and American Capital Holdings, Inc.' was filed with the U.S. Bankruptcy Court.





                                     39
AMERICAN CAPITAL HOLDINGS, INC.

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

Other Fees.

Other fees billed to the Company by accountants for consultation services, research and client assistance totaled $0 for the fiscal year ended May 31, 2007, and $0 for the fiscal year ended May 31, 2006.



SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Capital Holdings, Inc.
(Registrant)

By   /s/ Barney A. Richmond
     ----------------------
     Barney A. Richmond, Principal Executive Officer

Dated  October 9, 2007

      -----------------

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By   /s/ Barney A. Richmond
     ----------------------
   Barney A. Richmond, Principal Executive Officer

Dated  October 9, 2007

      -----------------


By   /s/ Richard C. Turner
     ---------------------
     Richard C. Turner, Chief Financial Officer and Director

Dated  October 9, 2007
                                     40
AMERICAN CAPITAL HOLDINGS, INC.

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

Date: October 9, 2007

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

Date: October 9, 2007

/s/ Richard C. Turner
------------------------
Richard C. Turner, Chief Financial Officer
AMERICAN CAPITAL HOLDINGS, INC.


Exhibit 32
In connection with the Annual Report of American Capital Holdings, Inc. (the "Company") on Form 10-KSB for the period ending May 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Barney A. Richmond, President of the Company, and Richard C. Turner, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

        (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Barney A. Richmond
---------------------------
Barney A. Richmond, Principal Executive Officer
October 9, 2007


/s/ Richard C. Turner
---------------------------
Richard C. Turner, Chief Financial Officer
October 9, 2007

























                                      43