Form 10QSB
period 2007-08-31
AMERICAN CAPITAL HOLDINGS INC
filed 2007-10-15
CIK 1288012

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                Form 10-QSB

[X]      ANNUAL REPORT UNDER OR OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended August 31, 2007
                   ----------------------------------------------

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

As of August 31, 2007 the issuer had 21,110,680 shares of common stock, $.0001 Par Value, outstanding.

Transitional Small Business Disclosure format:  Yes [   ]   No [ X ]







AMERICAN CAPITAL HOLDINGS, Inc.            Form 10-QSB     AUGUST 31, 2007

                                       INDEX
                                                                    PAGE NO.

                    PART I    FINANCIAL INFORMATION

ITEM 1    FINANCIAL STATEMENTS

          Independent Accountants' Report . . . . . . . . . . . . . .  3

          Consolidated Balance Sheets:
           August 31, 2007 and May 31, 2007 (Unaudited) . . . . . . .  4

          Consolidated Statements of Operations:
           Three Months Ended August 31, 2007 and 2006  . . . . . . .  5

          Consolidated Statement of Changes in Shareholders' Equity:
           from May 31, 2005 Through August 31, 2007  . . . . . . . .  6

          Consolidated Statements of Cash Flows:
           for the Three Months Ended August 31, 2007 and 2006  . . .  7

          Notes to Consolidated Financial Statements  . . . . . . . .  9

ITEM 2 Management's Discussion and Analysis or Plan of Operation  . . 18

ITEM 3 Controls and Procedures  . . . . . . . . . . . . . . . . . . . 21

                  PART II       OTHER INFORMATION

ITEM 1 Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . 22

ITEM 2 Unregistered Sales Of Equity Securities and Use Of
       Proceeds . . . . . . . . . . . . . . . . . . . . . . . . . . . 22

ITEM 3 Defaults Upon Senior Securities  . . . . . . . . . . . . . . . 22

ITEM 4 Submission Of Matters to a Vote Of Security Holders. . . . . . 22

ITEM 5 Other Information  . . . . . . . . . . . . . . . . . . . . . . 22

ITEM 6 Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . 22

SIGNATURES AND CERTIFICATIONS . . . . . . . . . . . . . . . . . . . . 23

       Exhibit 31.1 Certification required under Section 302 of . . 24 the Sarbanes-Oxley Act of 2002 by the CE0

       Exhibit 31.2 Certification required under Section 302 of . . 25 the Sarbanes-Oxley Act of 2002 by the CFO

       Exhibit 32    Certification of CEO and CFO Pursuant to . . . . 26
                     Section 906 of the Sarbanes-Oxley Act


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
                               (561) 626-0400

Thomas B. Andres, C.P.A.*, C.V.A.                     FAX (561) 626-3453
Paul M. Wieseneck, C.P.A.
*Regulated by the State of Florida


           Report of Independent Registered Public Accounting Firm


To the Board of Directors and Stockholders of American Capital Holdings, Inc.
Jupiter, Florida

We have reviewed the accompanying consolidated balance sheet of American Capital Holdings, Inc. as of August 31, 2007 and May 31, 2007 and the related consolidated statements of operations for the three-month periods ended August 31, 2007 and 2006, the consolidated statement of cash flows for the three-month period ending August 31, 2007 and the consolidated statement of changes in shareholders' equity from May 31, 2005 through August 31, 2007. These financial statements are the responsibility of the company's management.

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



   /s/Wieseneck, Andres & Company, P.A.


North Palm Beach, Florida
October 15, 2007








                                     3
AMERICAN CAPITAL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
                                                  AUGUST 31, 2007  MAY 31, 2007
                                                   -------------   ------------
                                ASSETS

       Current Assets
            Cash and Cash Equivalents               $         224  $        283
            Notes Receivable                              157,797       155,785
            Loans Receivable Related Parties              411,931        82,989
            Prepaid Expenses                               43,581        48,979
                                                      ------------  ------------
                Total Current Assets                      613,533       288,036
                                                      ------------  ------------

       Property and Equipment, net                         22,979        25,580
                                                      ------------  ------------
       Other Assets
            Trading Securities                            915,224       802,029
            Intangible Assets, net                          8,938         8,938
            Insurance Licenses                             19,600        19,600
            Security Deposit                                    -             -
                                                      ------------  ------------
                Total Other Assets                        943,762       834,567
                                                      ------------  ------------
   TOTAL ASSETS                                     $   1,580,274  $  1,148,183
                                                      ============  ============
             LIABILITIES & STOCKHOLDERS' EQUITY

     Liabilities
            Current Liabilities
               Accounts Payable                     $     356,361  $    277,164
               Accrued Expenses                           353,844       320,526
               Loans Payable-Shareholders                 355,063       367,196
               Notes Payable                              325,450       325,450
                                                      ------------  ------------
              Total Current Liabilities                 1,390,718     1,290,336
                                                      ------------  ------------
        Total Liabilities                               1,390,718     1,290,336
                                                      ------------  ------------
        Stockholders' Equity
            Common Stock $.0001 par value, 100 millionn
             shares authorized, 21,110,680 with
             800,000 unissued and 21,110,680 with
             800,000 unissued                               2,191         2,191
            Paid-in-Capital                            17,546,163    17,546,163
            Retained Deficit                          (17,358,798)  (17,690,507)
                                                      ------------  ------------
              Total Stockholders' Equity                  189,556      (142,153)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY              $ 1,580,274   $ 1,148,183
                                                       ===========   ===========

See accompanying summary of accounting policies, notes to financials to financia statements and independent accountants' review report..

                                     4

AMERICAN CAPITAL HOLDINGS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED
AUGUST 31, 2007 AND 2006

                                             AUGUST 31, 2007   AUGUST 31, 2006

       Revenues
               Net Sales                       $          -      $          -
               Cost of Sales                         (2,600)           (2,600)
                                                ------------      ------------

                   Gross Profit                      (2,600)           (2,600)
                                                ------------      ------------
       Operating Expenses
               General and Administrative            85,667           158,785
                  reimbursed expenses              (428,966)         (132,643)
                                                ------------      ------------
             Total Operating Expenses              (343,299)           26,142

                                                ------------      ------------
             Income/(Loss) from Operations          340,699           (28,742)
                                                ------------      ------------
       Other Income (Expense)
               Interest Income                        2,012             3,655
               Interest Expense                     (11,002)          (21,905)
               Loss on Disposition
                  of Marketable Securities                -                 -
                                                ------------      ------------
                   Net Other Expenses                (8,980)          (18,250)
                                                ------------      ------------
     Net Income / (Loss)                       $    331,709      $    (46,992)
                                                ============      ============


Basic and Diluted
 Net Loss Per Common Share                     $       .016      $      (.002)
                                                ============      ============


Weighted Average Shares Outstanding              21,110,680        20,103,767
                                                ============      ============







See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.




                                     5
AMERICAN CAPITAL HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FROM JUNE 1, 2005 THROUGH MAY 31, 2007


               Number of  At Par                        Accum. other    Total
                  Shares   Value  Add'l Paid  Retained  Comprehen-  Stockholder
                  Issued  $.0001  in Capital   Deficit   sive Inc.     Equity
                ---------- ------ ----------- ---------- ---------- -----------
Bal 5/31/05   17,398,903 $1,870 $16,581,195 $(15,378,157) $(152,718)$1,052,190

Sale of Common
 Stock           143,750     14     259,986           -          -     260,000

Conversion of debt
 and accrued interest
 to equity       590,027     59     632,468           -          -     632,527

Issuance of
 500,000 shares
 previously recorded
 as unissued     500,000      -           -           -          -           -

Sale of Common
 Stock            26,000      3      46,997           -          -      47,000

Warrants Issued
 and exercised,
 Payment for
 Accrued Interest
 Payable         250,000     25       2,475           -          -       2,500

Adjustment to Prior
 Years Unrealized
 Holding Loss          -      -           -           -     152,718    152,718

Dividends Paid         -      -           -     (621,327)         -   (621,327)

Net Loss               -      -           -   (1,764,119)         - (1,764,119)
             ----------- ------- ----------- ------------ ---------- ----------
Bal 05/31/06  18,908,680  1,971  17,523,121  (17,763,603)         0   (238,511)

Stock issued   2,202,000    220      23,042            0          0     23,262

Net Income             0      0           0       73,096          0     73,096
             ----------- ------- ----------- ------------ ---------- ----------
Bal. 5/31/07  21,110,680 $2,191 $17,546,163  (17,690,507) $       0 $ (142,153)

Net Income             0      0           0      331,709          0     73,096
             ----------- ------- ----------- ------------ ---------- ----------
Bal. 8/31/07  21,110,680 $2,191 $17,546,163  (17,358,798) $       0 $  189,556
             =========== ======= =========== ============ ========== ==========


Read the accompanying summary of accounting policies and notes to financial statements.
                                    6
AMERICAN CAPITAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED AUGUST 31, 2007 AND 2006

                                             AUGUST 31, 2007   AUGUST 31, 2006
                                              _______________  _____________

Cash Flows From Operating Activities
    Cash refunded from suppliers               $      4,398    $         0
    Cash paid to suppliers of goods
        and services                                   (130)       (12,528)
    Interest Paid                                         0              0
    Interest Received                                     2             41
                                              _______________  _____________
        Net Cash Flows Used in
         Operating Activities                        (4,270)       (12,487)
                                              _______________  _____________
Cash Flows From Investing Activities
    Purchase of Equipment                                 0              0
    Return of Investment Deposit                          0              0
                                              ______________  _____________
        Net Cash Flows Provided By
         (Used In) Investing Activities                   0              0
                                              _______________  _____________
Cash Flows From Financing Activities
    Loans from Related Companies                          0         14,200
    Repayment of Loans from Related Companies        (4,329)       (28,875)
    Payment for Debtor in Possession financing            0              0
    Proceeds from Sale of Stock                           0         27,500
    Purchase of Notes Receivable                          0              0
    Payments on Notes Payable                             0              0
                                              _______________  _____________
        Net Cash Flows Provided By
         Financing Activities                        (4,329)        (12,825)
                                              _______________  _____________
Net Increase / (Decrease) in Cash                       (59)           338

Cash and Cash Equivalents at
 Beginning of Period, June 1, 2006 and 2005             283          5,287
                                              _______________  _____________
Cash and Cash Equivalents at
End of Period, August 31, 2007 and 2005        $        224          5,625
                                              ===============  =============








See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

AMERICAN CAPITAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED AUGUST 31, 2007 AND 2005


Reconciliation of Net Loss to Net Cash Flows Used in Operating Activities

                                               AUGUST 31, 2007   AUGUST 31, 2006

    Net Income (Loss)                            $    331,709      $    (46,992)
    Add Non-Cash Items:
         Increase in Notes Receivable                  (2,012)           (2,011)
         Increase in Notes Receivable Related Co.    (332,745)                -
         Depreciation                                   2,600             2,600
    Cash was increased by:
         Increase in Accrued Expenses                  33,318            55,819
         Increase in Account Payable                   79,197            43,485
         Decrease in Prepaid Expenses                   5,398            17,308
    Cash was decreased by:
         Decrease in Accounts Payable                       -                 -
         Increase in Prepaid Expenses                       -                 -
         Trading Securities received for services    (113,195)          (82,696)

                                                _______________  _______________
        Net Cash Flows Used in
         Operating Activities                    $      4,270    $     (12,487)
                                                ===============  ===============

















See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2007

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

AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2007

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

NOTE D -  NOTES RECEIVABLE

Notes Receivable at August 31, 2007 and May 31, 2006 consist of the following:

                                                          Aug. 31 07 May 31 07
                                                           --------- ---------
   8% non-collateralized notes due on demand.
   Interest is payable quarterly.  Included in the balance
   is $35,891 and 33,879 of accrued interest receivable.   $ 145,891 $ 143,879

   Nine 8% promissory notes purchased from holders of notes
   with Air Media Now, Inc.  By mutual agreement of both
   parties, these notes are not accruing interest.            11,906    11,906
                                                           --------- ---------
       Total Notes Receivable                              $ 157,797 $ 155,785
                                                           ========= =========

NOTE E - LOANS RECEIVABLE RELATED PARTIES

The loans receivable from related corporate entities are non-collateralized, non-interest bearing and are due on demand. As of August 31, 2007, eCom, a related party, owed American Capital $363,762. As of November 29, 2004, eCom has been adjudicated as a Chapter 11 Debtor in the involuntary bankruptcy proceedings of the United States Bankruptcy Court - Southern District of Florida (In Re: Case No. 04-34535 BKC-SHF). Pending bankruptcy court approval of eCom's Reorganization Plan, which is expected in due course, there should not be a material affect on the financial condition of American Capital.

AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2007

NOTE E - LOANS RECEIVABLE RELATED PARTIES - CONTINUED


The loans due American Capital as of August 31, 2007 and May 31, 2007 are as follows:
                                  August 31, 2007    May 31, 2007
                                  ---------------    ------------
    eCom eCom.com Inc.                363,762                 0
    AmEnviro,Inc.                      43,098            43,098
    USA Performance Products            3,862             3,862
    A Super Deal.com                        0             5,960
    Swap and Shop.net                       0             2,920
    A Classified Ad                         0             5,390
    Diamond Energy                          0             6,280
    Green Energy Group                      0                 0
    CRT Holdings, Inc. (FL)                 0             5,160
    eSecureSoft Company                     0                 0
    American Environmental, Inc.            0             9,110
    Other                               1,209             1,209
                                    ---------          --------
         Total                      $ 411,931         $  82,989
                                    =========          ========

NOTE F - INVESTMENTS

Trading Securities:

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

Shares issued to American Capital Holdings during the three months ended August 31, 2007 for services rendered are as follows:

AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2007

NOTE F - INVESTMENTS - CONTINUED

                         Shares          Total Shares       Cost of
                         issued on          held on       Shares held
Company name             Aug. 31, 2007   Aug. 31, 2007   on Aug. 31, 07
----------------------   -------------   --------------  --------------
eSecureSoft Company        1,062,500        9,929,564      $  99,296
USAS Digital               1,578,500       12,693,497        126,935
Green Energy Group                 0        3,786,626         37,866
AAB National               1,690,500        9,586,590         95,866
A Classified Ad            1,601,500        9,695,554         96,956
Core Medical Group         1,354,500        9,443,692         94,437
A Super Deal               1,658,500       10,263,420        102,634
MyZipSoft                  1,973,500        8,312,558         83,126
eCom eCom.com                      0       23,795,237        178,109
----------------------   -------------   --------------  --------------
Marketable Securities     10,919,500       97,506,738      $ 915,224

As a part of an acquisition of ACHI on January 12, 2004, the Company acquired approximately 53 million shares or 90% of the outstanding common shares of Air Media Now!, Inc. (Air Media Now). Air Media Now owned the rights to market certain intellectual property that had never been fully developed by its previous owners. Air Media Now has no assets but is currently traded on the pink sheets (AMNW:PK). The stock was trading at $.01 at May 31, 2006. Air Media Now has not filed financial statements subsequent to December 31, 2002 with the Securities and Exchange Commission. American Capital Holdings, Inc. wrote off any and all of its recorded investment in Air Media Now as an impairment expense in the year ended May 31, 2004. Air Media Now is a consolidated subsidiary of American Capital Holdings at August 31, 2007 and May 31, 2007.

NOTE G - PROPERTY AND EQUIPMENT

Equipment is stated at cost less depreciation. As of August 31, 2007, equipment consisted of computer hardware, software, and office furniture and equipment. Depreciation expense of $2,600 and $10,100 has been recorded for the periods ending August 31, 2007 and May 31, 2006 respectively.

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

AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2007


NOTE J - LOAN PAYABLE RELATED PARTY

As of August 31, 2007 and May 31, 2007 loans payable to shareholders in the amount of $355,063 and $367,196 are due on demand.


NOTE K - NOTES PAYABLE

Promissory Notes as of August 31, 2007 and May 31, 2007 consisted of:

                                                 August 31, 2007  May 31, 2007
                                                  -------------- -------------
Four interest bearing, non-collateralized loans.
The loans have various maturities throughout 2006.   $ 325,450     $ 325,450
                                                     ----------    ---------
     Total Notes Payable                               325,450       325,450
     Less Current Portion                             (325,450)     (325,450)
                                                     ----------    ---------
     Net Long-term Debt                              $       0     $       0
                                                     ==========    =========
The short-term notes payable mature as follows:
     August 31, 2007                                 $ 325,450     $ 325,450
                                                    ----------     ---------
                          Total Notes Payable       $  325,450    $  325,450
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


NOTE L - WARRANTS

The Company has issued 1,005,000 detachable warrants for each dollar of debt as described in Note L above. Management has determined that the value of the detachable warrants to be $.01 on the date of issuance and have charged paid in capital $10,050 during the period. Each warrant entitles the holder to purchase one (1) share of common stock at $.01. The Company also issued
400,000 warrants to one of the former owners of IS Direct Agency for providing his insurance licensing in all fifty states. The warrants can be exercised for $.01 each. An additional 216,209 warrants were issued in connection with the Spaulding acquisition, one warrant for every ten shares owned. Each unit of Spaulding entitled the owner to one warrant with an exercise price of $6.00.
As of August 31, 2007 there remains no outstanding warrants which expired during the year ending May 31, 2006.



                                     13
AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2007


NOTE M - DIVIDENDS

The Company paid certain expenses on behalf of the various related companies that were spun off from eCom eCom.com, Inc. The payable on the books of the spin off company, which is an account receivable on the books of American Capital Holdings, was converted to common stock of that company. It was not the intention of American Capital to be a holding company so it, therefore, distributed the newly acquired shares of common stock, pro-rata to the current stockholders of American Capital on August 6, 2006.


NOTE N - COMMITMENTS AND CONTINGENCIES

The Company leased approximately 1,231 square feet office facilities in Palm Beach Gardens, Florida under an operating lease of $2,331 per month which expired on January 31, 2007. ISDA leased approximately 200 square feet of office facilities in Buffalo, NY under a month to month agreement of $425.00 per month. The Company no longer maintains an office in Buffalo, NY.

Future minimum lease payments including sales tax as of August 31, 2007 are:
Fiscal Years ending:

            August 31, 2007                          0
                                              --------
            Total Minimum Lease Payments      $      0

Rent expense for the three month period ending August 31, 2007 was $0.


NOTE O - INCOME TAXES

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carry-forward as of August 31, 2007 totals approximately $16,000,000. These carry-forwards, which will be available to offset future taxable income, and expire beginning in May 31, 2024.

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

                                     14
AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE O - INCOME TAXES - CONTINUED

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

The computation of diluted loss per share before extraordinary item for the periods ending August 31, 2007 and 2006 do not include shares from potentially dilutive securities as the assumption of conversion or exercise of these would have an antidilutive effect on loss per share before extraordinary items. In accordance with generally accepted accounting principles, diluted loss per share from extraordinary item is calculated using the same number of potential common shares as used in the computation of loss per share before extraordinary items.

NOTE P - DEFERRED TAX ASSET

Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company's assets and liabilities. Temporary differences, net operating loss carry forwards and valuation allowances comprising the net deferred taxes on the balance sheets is as follows:
                                             Aug. 31, 2007  May 31, 2007
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
                                             ============= ==============
No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carry-forward as of August 31, 2007 was approximately $16,000,000. These carry-forwards, which will be available to offset future taxable income, will expire through the year 2024.

The Company does not believe that the realization of the related net deferred tax asset meets the criteria required by generally accepted accounting principles and, accordingly, the deferred income tax asset arising from such loss carry forward has been fully reserved.
                                     15
AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE Q - SUBSEQUENT EVENTS

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

NOTE R - RELATED PARTY TRANSACTIONS

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

The Company has received loans from various Officers and Directors. As of August 31, 2007, the company owes $124,470 to Barney Richmond and $10,130 to Richard Turner.

                                     16

AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE S - RECENT ACCOUNTING PRONOUNCEMENTS

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

Goodwill and intangible assets acquired prior to July 1, 2001 will continue to be amortized and tested for impairment in accordance with pre- SFAS
No. 142 requirements until adoption of SFAS No. 142. Under the provision of SFAS No.142, intangible assets with definite useful lives will be amortized to
                                     17
AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE S - RECENT ACCOUNTING PRONOUNCEMENTS - CONTINUED

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

A special meeting of the shareholders of the Company was held on December 7, 2005. A motion was passed to remove Barry M. Goldwater, Jr., Norman E. Taplin
                                    18
AMERICAN CAPITAL HOLDINGS, INC.

and Michael Pickens from the Board of Directors of the Company. The Company also accepted the resignations of Michael Camilleri and Matthew Salmon.

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

In May of 2004, the GASB issued a corresponding "plan" statement, Statement 43
- Financial Reporting for Postemployement Benefit Plans Other than Pension Plans. Statement 43 is effective one year prior to Statement 45. This statement requires a statement of plan net assets, statement of changes in plan net assets, schedule of funding progress, and schedule of employer contributions in the stand-alone financial reports of OPEB plans, as well as in the financial statements of governments having OPEB trust funds.
                                    19
AMERICAN CAPITAL HOLDINGS, INC.

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

Results of Operations

Comparison of the three months ended August 31, 2007 with the three months ended August 31, 2006.

Revenue for the three month period ended August 31, 2007 was $0 compared to $0 recorded during the same period of the prior year.

Gross profit reflects a loss of $2,600 in the current year versus a loss of $2,6000 for the prior years three month period. Depreciation expense contributed $2,600 to the current years deficit in gross profit and $2,600 to the prior years three month period deficit.

General and administrative costs of $85,667 for the current three month period reflect costs of staffing our administrative and sales. This represents a $73,118 decrease from the administrative costs incurred for the three months ending August 31, 2006. During the current quarter the Company charged eCom a restructuring charge of $428,966 to reimburse the Company for its legal and administrative fees to carry out the reorganization of eCom.

Our operations for the three months ended August 31, 2007 resulted in a net income of $340,699 versus a net loss of 28,742 for the three months ended August 31, 2006.

                                     20

AMERICAN CAPITAL HOLDINGS, INC.

Liquidity and Capital Resources:
As of August 31, 2007 current assets totaled $613,533 compared to $288,036 at May 31, 2007.  The $325,497 increase was due to the increase in the
receivable from eCom eCom.   The other related company reduced their amount due
the Company by issuing stock valued at $109,195 during the period ending August 31, 2007.

Accounts Payable increased from $277,164 to $356,3661 during the current three months. Current Liabilities increased from $1,290,336 at the end of the prior fiscal year to $1,390,718 at the end of the current quarter, an increase of $100,382 due to the increase in accounts payable and accrued expenses during the quarter ending August 31, 2007.

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

Limitations on the Effectiveness of Controls:
The Company's management, including the CEO/CHAIRMAN and CFO, does not expect that its Disclosure Controls or its 'internal controls and procedures for financial reporting' ("Internal Controls")will prevent all error and all fraud. control system, no matter how well conceived and managed, can provide only reasonable assurance that the objectives of the control system are met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
                                     21
AMERICAN CAPITAL HOLDINGS, INC.

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

ITEM 2. Unregistered sales of equity securities and use of proceeds.

        None

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


                                     22

AMERICAN CAPITAL HOLDINGS, INC.

(b) Reports on Form 8-K:
     None


                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunder duly authorized.

October 15, 2007                   By:  /s/  Barney A. Richmond
                                             Barney A. Richmond,
                                             Chief Executive Officer

October 15, 2007                   By:  /s/  Richard C. Turner
                                             Richard C. Turner,
                                             Chief Financial Officer




































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

Dated: October 15, 2007

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

6. The registrant's other certifying officer and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
             Dated: October 15, 2007

             /s/ Richard C. Turner
             ---------------------------
             Richard C. Turner
             Chief Financial Officer
                                    25
EXHIBIT 32

CERTIFICATIONS OF CEO AND CFO PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of American Capital Holdings
Inc., a Florida corporation (the "Company"), on Form 10-QSB for the period ending August 31, 2007 as filed with the Securities and Exchange Commission (the "Report"), Barney A. Richmond, President of the Company and Richard C. Turner, Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.
1350), that to his knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

      /s/    Barney A. Richmond
      ---------------------------
      Barney A. Richmond
      Principal Executive Officer
      Date: October 15, 2007


      /s/     Richard C. Turner
      --------------------------
      Richard C. Turner
      Chief Financial Officer
      Date: October 15, 2007

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