Form 10QSB
period 2007-11-30
AMERICAN CAPITAL HOLDINGS INC
filed 2008-01-15
CIK 1288012

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                Form 10-QSB

[X]      ANNUAL REPORT UNDER OR OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended November 30, 2007
                   ----------------------------------------------

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

As of November 30, 2007 the issuer had 21,110,680 shares of common stock, $.0001 Par Value, outstanding.

Transitional Small Business Disclosure format:  Yes [   ]   No [ X ]







AMERICAN CAPITAL HOLDINGS, Inc.            Form 10-QSB     NOVEMBER 30, 2007

                                       INDEX
                                                                    PAGE NO.
                    PART I    FINANCIAL INFORMATION

ITEM 1    FINANCIAL STATEMENTS

          Independent Accountants' Report . . . . . . . . . . . . . .  3

          Consolidated Balance Sheets:
           November 30, 2007 and May 31, 2007 (Unaudited) . . . . . .  4

          Consolidated Statements of Operations:
           Six Months Ended November 30, 2007 and 2006  . . . . . . .  5

          Consolidated Statements of Operations:
           Three Months Ended November 30, 2007 and 2006  . . . . . .  6

          Consolidated Statement of Changes in Shareholders' Equity:
           from May 31, 2005 Through November 30, 2007  . . . . . . .  7

          Consolidated Statements of Cash Flows:
           for the Six Months Ended November 30, 2007 and 2006  . . .  8

          Notes to Consolidated Financial Statements  . . . . . . . . 10

ITEM 2 Management's Discussion and Analysis or Plan of Operation  . . 19

ITEM 3 Controls and Procedures  . . . . . . . . . . . . . . . . . . . 22

                  PART II       OTHER INFORMATION

ITEM 1 Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . 23

ITEM 2 Unregistered Sales Of Equity Securities and Use Of
       Proceeds . . . . . . . . . . . . . . . . . . . . . . . . . . . 23

ITEM 3 Defaults Upon Senior Securities  . . . . . . . . . . . . . . . 23

ITEM 4 Submission Of Matters to a Vote Of Security Holders. . . . . . 23

ITEM 5 Other Information  . . . . . . . . . . . . . . . . . . . . . . 23

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
                               (561) 626-0400

Thomas B. Andres, C.P.A.*, C.V.A.                     FAX (561) 626-3453
Paul M. Wieseneck, C.P.A.
*Regulated by the State of Florida


           Report of Independent Registered Public Accounting Firm


To the Board of Directors and Stockholders of American Capital Holdings, Inc.
Jupiter, Florida

We have reviewed the accompanying consolidated balance sheet of American Capital Holdings, Inc. as of November 30, 2007 and May 31, 2007 and the related consolidated statements of operations for the six-month periods ended November 30, 2007 and 2006, the consolidated statement of cash flows for the six-month period ending November 30, 2007 and the consolidated statement of changes in shareholders' equity from May 31, 2005 through November 30, 2007. These financial statements are the responsibility of the company's management.

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



   /s/Wieseneck, Andres & Company, P.A.


North Palm Beach, Florida
January 14, 2008








                                     3
AMERICAN CAPITAL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
                                                NOVEMBER 30, 2007  MAY 31, 2007
                                                   -------------   ------------
                                ASSETS

       Current Assets
            Cash and Cash Equivalents               $         251  $        283
            Notes Receivable                              147,902       155,785
            Loans Receivable Related Parties               48,169        82,989
            Prepaid Expenses                               28,540        48,979
                                                      ------------  ------------
                Total Current Assets                      224,862       288,036
                                                      ------------  ------------

       Property and Equipment, net                         20,379        25,580
                                                      ------------  ------------
       Other Assets
            Marketable Securities                       1,101,590       806,029
            Intangible Assets, net                          8,938         8,938
            Insurance Licenses                             19,600        19,600
                                                      ------------  ------------
                Total Other Assets                      1,130,128       834,567
                                                      ------------  ------------
   TOTAL ASSETS                                     $   1,375,369  $  1,148,183
                                                      ============  ============

             LIABILITIES & STOCKHOLDERS' EQUITY

     Liabilities
            Current Liabilities
               Accounts Payable                     $     346,358  $    277,164
               Accrued Expenses                           387,106       320,526
               Loans Payable-Shareholders                 344,546       367,196
               Notes Payable                              325,450       325,450
                                                      ------------  ------------
              Total Current Liabilities                 1,403,460     1,290,336
                                                      ------------  ------------
        Total Liabilities                               1,403,460     1,290,336
                                                      ------------  ------------
        Stockholders' Equity
            Common Stock $.0001 par value, 100 million
             shares authorized, 23,110,680 with
             800,000 unissued and 21,110,680 with
             800,000 unissued                               2,391         2,191
            Paid-in-Capital                            17,565,963    17,546,163
            Retained Deficit                          (17,332,767)  (17,690,507)
            Accumulated Comprehensive Loss               (263,678)            -
                                                      ------------  ------------
              Total Stockholders' Equity                  (28,091)     (142,153)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY              $ 1,375,369   $ 1,148,183
                                                       ===========   ===========

See accompanying summary of accounting policies, notes to financials to financial statements and independent accountants' review report.
                                     4
AMERICAN CAPITAL HOLDINGS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2007 AND 2006

                                            NOVEMBER 30, 2007  NOVEMBER 30, 2006
                                            -----------------  -----------------
       Revenues
               Net Sales                       $          -      $          -
               Cost of Sales                         (5,200)           (5,200)
                                                ------------      ------------

                   Gross Profit                      (5,200)           (5,200)
                                                ------------      ------------
       Operating Expenses
               General and Administrative           134,385           252,422
                  reimbursed expenses              (513,966)         (217,793)
                                                ------------      ------------
             Total Operating Expenses              (379,581)           34,629

                                                ------------      ------------
             Income/(Loss) from Operations          374,381           (39,828)
                                                ------------      ------------
       Other Income (Expense)
               Interest Income                        4,025             5,668
               Interest Expense                     (20,666)          (32,399)
                                                ------------      ------------
                   Net Other Expenses               (16,641)          (26,731)
                                                ------------      ------------
       Net Income/(Loss) Before
         Other Comprehensive Losses                 357,740           (66,559)

       Other Comprehensive Income / (Loss)
           Unrealized Holding Loss During Period   (263,678)                -
                                                ------------      ------------
       Total Comprehensive Loss                    (263,678)                -
                                                ------------      ------------
     Net Income / (Loss)                       $     94,062      $    (66,559)
                                                ============      ============
     Basic and Diluted
     Net Loss Per Common Share                 $       .004      $      (.003)
                                                ============      ============


     Weighted Average Shares Outstanding         21,438,549        20,202,287
                                                ============      ============


See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.






                                     5

AMERICAN CAPITAL HOLDINGS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2007 AND 2006

                                            NOVEMBER 30, 2007  NOVEMBER 30, 2006
                                            -----------------  -----------------
       Revenues
               Net Sales                       $          -      $          -
               Cost of Sales                         (2,600)           (2,600)
                                                ------------      ------------

                   Gross Profit                      (2,600)           (2,600)
                                                ------------      ------------
       Operating Expenses
               General and Administrative            48,718            93,637
                  reimbursed expenses               (85,000)          (85,150)
                                                ------------      ------------
             Total Operating Expenses               (36,282)            8,487

                                                ------------      ------------
             Income/(Loss) from Operations           33,682          (11,087)
                                                ------------      ------------
       Other Income (Expense)
               Interest Income                        2,012             2,014
               Interest Expense                      (9,663)          (10,493)
                                                ------------      ------------
                   Net Other Expenses                (7,651)           (8,480)
                                                ------------      ------------
       Net Income/(Loss) Before
         Other Comprehensive Losses                  26,031           (19,566)

       Other Comprehensive Income / (Loss)
           Unrealized Holding Loss During Period   (263,678)                -
                                                ------------      ------------
       Total Comprehensive Loss                    (263,678)                -
                                                ------------      ------------
     Net Income / (Loss)                       $   (237,647)     $    (19,566)
                                                ============      ============

     Basic and Diluted
     Net Loss Per Common Share                 $      (.011)     $      (.001)
                                                ============      ============


Weighted Average Shares Outstanding              21,770,021        21,110,680
                                                ============      ============



See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.





                                     6
AMERICAN CAPITAL HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FROM JUNE 1, 2005 THROUGH NOVEMBER 30, 2007

               Number of  At Par                        Accum. other    Total
                  Shares   Value  Add'l Paid  Retained  Comprehen-  Stockholder
                  Issued  $.0001  in Capital   Deficit   sive Inc.     Equity
                ---------- ------ ----------- ---------- ---------- -----------
Bal 5/31/05   17,398,903 $1,870 $16,581,195 $(15,378,157) $(152,718)$1,052,190

Sale of Common
 Stock           143,750     14     259,986           -          -     260,000

Conversion of debt
 and accrued interest
 to equity       590,027     59     632,468           -          -     632,527

Issuance of 500,000
 Shares previously recorded
 as unissued     500,000      -           -           -          -           -

Sale of Common
 Stock            26,000      3      46,997           -          -      47,000

Warrants Issued and
 Exercised, payment for
 Accrued Interest
 Payable         250,000     25       2,475           -          -       2,500

Adjustment to Prior
 Years Unrealized
 Holding Loss          -      -           -           -     152,718    152,718

Dividends Paid         -      -           -     (621,327)         -   (621,327)

Net Loss               -      -           -   (1,764,119)         - (1,764,119)
             ----------- ------- ----------- ------------ ---------- ----------
Bal 05/31/06  18,908,680  1,971  17,523,121  (17,763,603)         0   (238,511)

Stock issued   2,202,000    220      23,042            0          0     23,262

Net Income             0      0           0       73,096          0     73,096
             ----------- ------- ----------- ------------ ---------- ----------
Bal. 5/31/07  21,110,680  2,191  17,546,163  (17,690,507)         0   (142,153)

Stock issued   2,000,000    200      19,800            0          0     20,000

Accumulated other
 Comprehensive loss    -      -           -            -   (263,678)  (263,678)

Net Income             0      0           0      357,740          0    357,740
             ----------- ------- ----------- ------------ ---------- ----------
Bal 11/30/07  23,110,680 $2,391 $17,565,963 $(17,332,767) $(263,678) $ (28,091)
             =========== ======= =========== ============ ========== ==========
Read the accompanying summary of accounting policies and notes to financial statements.
                                    7
AMERICAN CAPITAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2007 AND 2006

                                            NOVEMBER 30, 2007 NOVEMBER 30, 2006
                                              _______________  _____________

Cash Flows from Operating Activities
    Cash refunded from suppliers               $      4,398    $         0
    Cash paid to suppliers of goods
        and services                                   (501)      (174,143)
    Interest Paid                                         0        (12,740)
    Interest Received                                     2             66
                                              _______________  _____________
        Net Cash Flows Used in
         Operating Activities                        (3,899)      (186,817)
                                              _______________  _____________
Cash Flows from Investing Activities
    Purchase of Equipment                                 0              0
    Return of Investment Deposit                          0              0
                                              ______________  _____________
        Net Cash Flows Provided By
         (Used In) Investing Activities                   0              0
                                              _______________  _____________
Cash Flows from Financing Activities
    Loans from Related Companies                        100        252,800
    Repayment of Loans from Related Companies        (4,031)       (99,419)
    Payment for Debtor in Possession financing            0              0
    Proceeds from Sale of Stock                           0         29,300
    Purchase of Notes Receivable                          0              0
    Payments on Notes Payable                             0              0
                                              _______________  _____________
        Net Cash Flows Provided By
         Financing Activities                        (3,931)      (182,681)
                                              _______________  _____________
Net Increase / (Decrease) in Cash                       (32)        (4,136)

Cash and Cash Equivalents at
 Beginning of Period, June 1, 2007 and 2006             283          5,287
                                              _______________  _____________
Cash and Cash Equivalents at
End of Period, November 30, 2007 and 2006      $        251    $     1,151
                                              ===============  =============








See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

AMERICAN CAPITAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2007 AND 2006


Reconciliation of Net Loss to Net Cash Flows Used in Operating Activities

                                             NOVEMBER 30, 2007 NOVEMBER 30, 2006
                                             ----------------- -----------------
    Net Income (Loss)                            $     94,062      $    (66,559)
    Add Non-Cash Items:
         Decrease in Notes Receivable                   7,883                 -
         Decrease in Notes Receivable Related Co.      34,820                 -
         Depreciation                                   5,200             5,200
         Uncomprehensive Holding Loss                 263,678                 -
    Cash was increased by:
         Increase in Accrued Expenses                  66,580            75,258
         Increase in Account Payable                   69,194            53,726
         Decrease in Prepaid Expenses                  20,439                 -
    Cash was decreased by:
         Decrease in Accounts Payable                       -                 -
         Increase in Prepaid Expenses                       -           (43,834)
         Trading Securities received for services    (557,957)         (210,608)

                                                _______________  _______________
        Net Cash Flows Used in
         Operating Activities                    $      3,899    $     (186,817)
                                                ===============  ===============

















See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2007

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

AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2007

NOTE C - BUSINESS COMBINATION

The company acquired the net assets of I.S. Direct New York, an unrelated company, through a reverse merger with its wholly owned subsidiary of I.S. Direct Agency, Inc. The acquisition was accounted for as a business combination in accordance with SFAS 141, paragraphs nine through twelve. I.S. Direct, Inc. issued its shares of American Capital common stock it received in the exchange of its stock at its inception with American Capital for the net assets of I.S. Direct New York. The assets acquired by I.S. Direct, Inc., a wholly owned subsidiary, include life and health insurance licenses to operate in all fifty states, $980,000 and website and software costs for $20,000. The two assets of I.S. Direct are included in the Consolidated Balance Sheet of American Capital Holdings, Inc. All intercompany transactions have been eliminated at consolidation. The licenses and software costs have been written down to their estimated fair value of $19,600 at May 31, 2007.

NOTE D -  NOTES RECEIVABLE

Notes Receivable at November 30, 2007 and May 31, 2006 consist of the following:

                                                          Nov. 30 07 May 31 07
                                                           --------- ---------
   8% non-collateralized notes due on demand.
   Interest is payable quarterly.  Included in the balance
   is $37,902 and 33,879 of accrued interest receivable.   $ 147,902 $ 143,879

   Nine 8% promissory notes purchased from holders of notes
   with Air Media Now, Inc.  By mutual agreement of both
   parties, these notes are not accruing interest.                 0    11,906
                                                           --------- ---------
       Total Notes Receivable                              $ 147,902 $ 155,785
                                                           ========= =========

All the notes receivable have been determined to be collectable and therefore, management has not established an allowance for doubtful accounts.


NOTE E - LOANS RECEIVABLE RELATED PARTIES

The loans receivable from related corporate entities are non-collateralized, non-interest bearing and are due on demand. During the six months ending November 30, 2007, eCom, a related party, repaid American Capital $363,762 by issuing 121,254,133 shares of common stock. On November 29, 2004, eCom was adjudicated as a Chapter 11 Debtor in the involuntary bankruptcy proceedings of the United States Bankruptcy Court - Southern District of Florida (In Re: Case No. 04-34535 BKC-SHF). Pending bankruptcy court order of eCom's Final Order, which is expected in due course, there should not be a material affect on the financial condition of American Capital.

AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2007

NOTE E - LOANS RECEIVABLE RELATED PARTIES - CONTINUED


The loans due American Capital as of November 30, 2007 and May 31, 2007 are as follows:
                                November 30, 2007   May 31, 2007
                                 ---------------    ------------
    eCom eCom.com Inc.                      0                 0
    AmEnviro,Inc.                      43,098            43,098
    USA Performance Products            3,862             3,862
    A Super Deal.com                        0             5,960
    Swap and Shop.net                       0             2,920
    A Classified Ad                         0             5,390
    Diamond Energy                          0             6,280
    Green Energy Group                      0                 0
    CRT Holdings, Inc. (FL)                 0             5,160
    eSecureSoft Company                     0                 0
    American Environmental, Inc.            0             9,110
    Other                               1,209             1,209
                                    ---------          --------
         Total                      $  48,169         $  82,989
                                    =========          ========

NOTE F - INVESTMENTS

Available-for-Sale Securities:

eCom eCom.com, Inc. is a Florida Corporation and trades on the OTC/PINK:ECEC. eCom was the former parent of USA SportsNet Company. As of November 30, 2007 American Capital Holdings, Inc., owns 145,049,370 common shares of eCom. The Company's investment amounts to 68.8% of the outstanding shares of eCom.

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

Shares issued to American Capital Holdings during the six months ended November 30, 2007 for services rendered are as follows:

AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2007

NOTE F - INVESTMENTS - CONTINUED

                     Shares issued during  Total Shares       Cost of
                      the six months end.    held on       Shares held
Company name             Nov. 30, 2007    Nov. 30, 2007   on Nov. 30, 07
----------------------   -------------    --------------  --------------
eSecureSoft Company        2,125,000        10,992,064     $  109,921
USAS Digital               2,641,000        13,755,997        137,560
Green Energy Group                 0         3,786,626         37,866
AAB National               2,753,000        10,649,090        106,491
A Classified Ad            2,664,000        10,758,054        107,581
Core Medical Group         2,417,000        10,506,192        105,062
A Super Deal               2,721,000        11,325,920        113,259
MyZipSoft                  3,036,000         9,375,058         93,751
eCom eCom.com            121,254,133       145,049,370        541,872
----------------------   -------------   --------------  --------------
Marketable Securities    139,611,133       226,198,371    $ 1,353,363

Air Media Now!, Inc. is a Florida Corporation and trades on the OTC/PINK:AMNW. As of November 30, 2007 American Capital Holdings, Inc., owns 83,701,374 common shares of Air Media Now. The Company's investment amounts to 55.1% of the outstanding shares of eCom. As a part of an acquisition of ACHI on January 12, 2004, the Company acquired approximately 53 million shares common shares of Air Media Now!, Inc. (Air Media Now). Air Media Now owned the rights to market certain intellectual property that had never been fully developed by its previous owners. Air Media Now has no assets but is currently traded on the pink sheets (AMNW:PK). The stock was trading at $.03 at November 30, 2007. Air Media Now had not filed financial statements subsequent to December 31, 2002 with the Securities and Exchange Commission. American Capital Holdings, Inc. wrote off any and all of its recorded investment in Air Media Now as an impairment expense in the year ended May 31, 2004. Air Media Now is a consolidated subsidiary of American Capital Holdings at November 30, 2007 and May 31, 2007.

NOTE G - PROPERTY AND EQUIPMENT

Equipment is stated at cost less depreciation. As of November 30, 2007, equipment consisted of computer hardware, software, and office furniture and equipment. Depreciation expense of $5,200 and $10,100 has been recorded for the periods ending November 30, 2007 and May 31, 2007 respectively.

NOTE H - PREPAID EXPENSES

Prepaid expenses consist primarily of retainers paid for legal work for the Company, along with prepaid registration fees submitted to the Securities and Exchange Commission in anticipation of future security registrations.

NOTE I - INTANGIBLE ASSETS

Intangible assets consist of website software development costs, and fees related to applications for patents and trademarks. The intangible assets are not in use and are currently not being amortized.
                                     13
AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2007


NOTE J - LOAN PAYABLE RELATED PARTY

As of November 30, 2007 and May 31, 2007 loans payable to shareholders in the amount of $344,546 and $367,196 are due on demand.


NOTE K - NOTES PAYABLE

Promissory Notes as of November 30, 2007 and May 31, 2007 consisted of:

                                                 November 30, 2007  May 31, 2007
                                                  -------------- -------------
Four interest bearing, non-collateralized loans.
The loans have various maturities throughout 2006.   $ 325,450     $ 325,450
                                                     ----------    ---------
     Total Notes Payable                               325,450       325,450
     Less Current Portion                             (325,450)     (325,450)
                                                     ----------    ---------
     Net Long-term Debt                              $       0     $       0
                                                     ==========    =========
The short-term notes payable mature as follows:
     November 30, 2007                               $ 325,450     $ 325,450
                                                    ----------     ---------
                          Total Notes Payable       $  325,450    $  325,450
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


NOTE L - WARRANTS

The Company has issued 1,005,000 detachable warrants for each dollar of debt as described in Note L above. Management has determined that the value of the detachable warrants to be $.01 on the date of issuance and have charged paid in capital $10,050 during the period. Each warrant entitles the holder to purchase one (1) share of common stock at $.01. The Company also issued 400,000 warrants to one of the former owners of IS Direct Agency for providing his insurance licensing in all fifty states. The warrants can be exercised for $.01 each. An additional 216,209 warrants were issued in connection with the Spaulding acquisition, one warrant for every ten shares owned. Each unit of Spaulding entitled the owner to one warrant with an exercise price of $6.00.
As of November 30, 2007 there remains no outstanding warrants which expired during the year ending May 31, 2006.



                                     14

AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2007


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

Future minimum lease payments including sales tax as of November 30, 2007 are:
Fiscal Years ending:

            November 30, 2007                        0
                                              --------
            Total Minimum Lease Payments      $      0

Rent expense for the six month period ending November 30, 2007 was $0.


NOTE O - INCOME TAXES

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carry-forward as of November 30, 2007 totals approximately $16,000,000. These carry-forwards, which will be available to offset future taxable income, and expire beginning in May 31, 2024.

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

                                     15
AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The computation of diluted loss per share before extraordinary item for the periods ending November 30, 2007 and 2006 do not include shares from potentially dilutive securities as the assumption of conversion or exercise of these would have an antidilutive effect on loss per share before extraordinary items. In accordance with generally accepted accounting principles, diluted loss per share from extraordinary item is calculated using the same number of potential common shares as used in the computation of loss per share before extraordinary items.

NOTE P - DEFERRED TAX ASSET

Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company's assets and liabilities. Temporary differences, net operating loss carry forwards and valuation allowances comprising the net deferred taxes on the balance sheets is as follows:
                                             Nov. 30, 2007  May 31, 2007
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
                                             ============= ==============
No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carry-forward as of November 30, 2007 was approximately $16,000,000. These carry-forwards, which will be available to offset future taxable income, will expire through the year 2024.

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

The Company has received loans from various Officers and Directors. As of November 30, 2007, the company owes $124,470 to Barney Richmond and $10,152 to Richard Turner.

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

Goodwill and intangible assets acquired prior to July 1, 2001 will continue to be amortized and tested for impairment in accordance with pre- SFAS
No. 142 requirements until adoption of SFAS No. 142. Under the provision of SFAS No.142, intangible assets with definite useful lives will be amortized to
                                     18
AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE S - RECENT ACCOUNTING PRONOUNCEMENTS - CONTINUED

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

A special meeting of the shareholders of the Company was held on December 7, 2005. A motion was passed to remove Barry M. Goldwater, Jr., Norman E. Taplin
                                    19
AMERICAN CAPITAL HOLDINGS, INC.

and Michael Pickens from the Board of Directors of the Company. The Company also accepted the resignations of Michael Camilleri and Matthew Salmon.

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

In May of 2004, the GASB issued a corresponding "plan" statement, Statement 43
- Financial Reporting for Postemployement Benefit Plans Other than Pension Plans. Statement 43 is effective one year prior to Statement 45. This statement requires a statement of plan net assets, statement of changes in plan net assets, schedule of funding progress, and schedule of employer contributions in the stand-alone financial reports of OPEB plans, as well as in the financial statements of governments having OPEB trust funds.
                                    20
AMERICAN CAPITAL HOLDINGS, INC.

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

Results of Operations

Comparison of the six months ended November 30, 2007 with the six months ended November 30, 2006.

Revenue for the six month period ended November 30, 2007 was $0 compared to $0 recorded during the same period of the prior year.

Gross profit reflects a loss of $5,200 in the current year versus a loss of $5,200 for the prior years six month period. Depreciation expense contributed $5,200 to the current years deficit in gross profit and $5,200 to the prior years six month period deficit.

General and administrative costs of $134,385 for the current six month period reflect costs of staffing our administrative and sales. This represents a $118,037 decrease from the administrative costs incurred for the six months ending November 30, 2006. During the current six month period the Company charged eCom a restructuring charge of $428,966 to reimburse the Company for its legal and administrative fees to carry out the reorganization of eCom.

Our operations for the six months ended November 30, 2007 resulted in a net income of $379,581 versus a net loss of 39,828 for the six months ended November 30, 2006.

                                     21

AMERICAN CAPITAL HOLDINGS, INC.

Liquidity and Capital Resources:
As of November 30, 2007 current assets totaled $224,862 compared to $288,036 at May 31, 2007.  The $63,174 decrease was due to decreases in prepaid expenses
and loans from related companies.   The other related company reduced their
amount due the Company by issuing stock valued at $557,957 during the six month period ending November 30, 2007.

Accounts Payable increased from $277,164 to $346,358 during the current six months. Current Liabilities increased from $1,290,336 at the end of the prior fiscal year to $1,403,460 at the end of the current quarter, an increase of $113,124 due to the increase in accounts payable and accrued expenses during the quarter ending November 30, 2007.

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

Limitations on the Effectiveness of Controls:
The Company's management, including the CEO/CHAIRMAN and CFO, does not expect that its Disclosure Controls or its 'internal controls and procedures for financial reporting' ("Internal Controls")will prevent all error and all fraud. control system, no matter how well conceived and managed, can provide only reasonable assurance that the objectives of the control system are met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
                                     22
AMERICAN CAPITAL HOLDINGS, INC.

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

January 14, 2008                   By:  /s/  Barney A. Richmond
                                             Barney A. Richmond,
                                             Chief Executive Officer

January 14, 2008                   By:  /s/  Richard C. Turner
                                             Richard C. Turner,
                                             Chief Financial Officer




































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

Dated: January 14, 2008

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

6. The registrant's other certifying officer and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
             Dated: January 14, 2008

             /s/ Richard C. Turner
             ---------------------------
             Richard C. Turner
             Chief Financial Officer
                                    26
EXHIBIT 32

CERTIFICATIONS OF CEO AND CFO PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of American Capital Holdings
Inc., a Florida corporation (the "Company"), on Form 10-QSB for the period ending November 30, 2007 as filed with the Securities and Exchange Commission (the "Report"), Barney A. Richmond, President of the Company and Richard C. Turner, Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.
1350), that to his knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

      /s/    Barney A. Richmond
      ---------------------------
      Barney A. Richmond
      Principal Executive Officer
      Date: January 14, 2008


      /s/     Richard C. Turner
      --------------------------
      Richard C. Turner
      Chief Financial Officer
      Date: January 14, 2008

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