Form 10QSB
period 2008-02-29
AMERICAN CAPITAL HOLDINGS INC
filed 2008-04-15
CIK 1288012

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                Form 10-QSB

[X]      ANNUAL REPORT UNDER OR OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended February 29, 2008
                   ----------------------------------------------

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

As of February 29, 2008 the issuer had 23,110,680 shares of common stock, $.0001 Par Value, outstanding.

Transitional Small Business Disclosure format:  Yes [   ]   No [ X ]







AMERICAN CAPITAL HOLDINGS, Inc.            Form 10-QSB     FEBRUARY 29, 2008

                                       INDEX
                    PART I    FINANCIAL INFORMATION
                                                                    PAGE NO.
ITEM 1    FINANCIAL STATEMENTS

          Independent Accountants' Report . . . . . . . . . . . . . .  3

          Consolidated Balance Sheets:
           February 29, 2008 and May 31, 2007 (Unaudited) . . . . . .  4

          Consolidated Statements of Operations:
           Nine Months Ended February 29, 2008 and February 28, 2007.  5

          Consolidated Statements of Operations:
           Three Months Ended February 29, 2008 and February 28, 2007  6

          Consolidated Statement of Changes in Shareholders' Equity:
           from May 31, 2005 Through February 29, 2008  . . . . . . .  7

          Consolidated Statements of Cash Flows:
           for the Nine Months Ended February 29, 2008 and
           February 28, 2007  . . . . . . . . . . . . . . . . . . . .  8

          Notes to Consolidated Financial Statements  . . . . . . . . 10

ITEM 2 Management's Discussion and Analysis or Plan of Operation  . . 20

ITEM 3 Controls and Procedures  . . . . . . . . . . . . . . . . . . . 23

                  PART II       OTHER INFORMATION

ITEM 1 Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . 24

ITEM 2 Unregistered Sales of Equity Securities and Use of
       Proceeds . . . . . . . . . . . . . . . . . . . . . . . . . . . 24

ITEM 3 Defaults Upon Senior Securities  . . . . . . . . . . . . . . . 24

ITEM 4 Submission Of Matters to a Vote Of Security Holders. . . . . . 24

ITEM 5 Other Information  . . . . . . . . . . . . . . . . . . . . . . 24

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
                               (561) 626-0400

Thomas B. Andres, C.P.A.*, C.V.A.                     FAX (561) 626-3453
Paul M. Wieseneck, C.P.A.
*Regulated by the State of Florida


           Report of Independent Registered Public Accounting Firm


To the Board of Directors and Stockholders of American Capital Holdings, Inc.
Jupiter, Florida

We have reviewed the accompanying consolidated balance sheet of American Capital Holdings, Inc. as of February 29, 2008 and May 31, 2007 and the related consolidated statements of operations for the nine-month periods ended February 29, 2008 and February 28, 2007, the consolidated statement of cash flows for the nine-month period ending February 29, 2008 and the consolidated statement of changes in shareholders' equity from May 31, 2005 through February 29, 2008. These financial statements are the responsibility of the company's management.

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



   /s/Wieseneck, Andres & Company, P.A.


North Palm Beach, Florida
April 14, 2008








                                     3
AMERICAN CAPITAL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
                                                FEBRUARY 29, 2008  MAY 31, 2007
                                                   -------------   ------------
                                ASSETS

       Current Assets
            Cash and Cash Equivalents               $         229  $        283
            Notes Receivable                              149,869       155,785
            Loans Receivable Related Parties               48,169        82,989
            Prepaid Expenses                               23,540        48,979
                                                      ------------  ------------
                Total Current Assets                      221,807       288,036
                                                      ------------  ------------

       Property and Equipment, net                         17,780        25,580
                                                      ------------  ------------
       Other Assets
            Trading Securities                          1,206,490       806,029
            Intangible Assets, net                          8,938         8,938
            Insurance Licenses                             19,600        19,600
                                                      ------------  ------------
                Total Other Assets                      1,235,028       834,567
                                                      ------------  ------------
   TOTAL ASSETS                                     $   1,474,615  $  1,148,183
                                                      ============  ============

             LIABILITIES & STOCKHOLDERS' EQUITY

     Liabilities
            Current Liabilities
               Accounts Payable                     $     349,340  $    277,164
               Accrued Expenses                           420,368       320,526
               Loans Payable-Shareholders                 339,936       367,196
               Notes Payable                              325,450       325,450
                                                      ------------  ------------
              Total Current Liabilities                 1,435,094     1,290,336
                                                      ------------  ------------
        Total Liabilities                               1,435,094     1,290,336
                                                      ------------  ------------
        Stockholders' Equity
            Common Stock $.0001 par value, 100 million
             shares authorized, 23,110,680 with
             800,000 unissued and 21,110,680 with
             800,000 unissued                               2,391         2,191
            Paid-in-Capital                            17,565,963    17,546,163
            Retained Deficit                          (17,337,680)  (17,690,507)
            Accumulated Comprehensive Loss               (191,153)            -
                                                      ------------  ------------
              Total Stockholders' Equity                   39,521      (142,153)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY              $ 1,474,615   $ 1,148,183
                                                       ===========   ===========

See accompanying summary of accounting policies, notes to financials to financial statements and independent accountants' review report..
                                     4
AMERICAN CAPITAL HOLDINGS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007

                                            FEBRUARY 29, 2008  FEBRUARY 28, 2007
                                            -----------------  -----------------
       Revenues
               Net Sales                       $          -      $          -
               Cost of Sales                         (7,800)           (7,800)
                                                ------------      ------------

                   Gross Profit                      (7,800)           (7,800)
                                                ------------      ------------
       Operating Expenses
               General and Administrative           131,812           342,005
                  reimbursed expenses              (518,793)         (302,792)
                                                ------------      ------------
             Total Operating Expenses              (386,981)           39,213

                                                ------------      ------------
             Income/(Loss) from Operations          379,181           (47,013)
                                                ------------      ------------
       Other Income (Expense)
               Interest Income                        5,995             7,638
               Interest Expense                     (32,349)          (43,041)
               Loss on Disposition
                  of Marketable Securities                -                 -
                                                ------------      ------------
                   Net Other Expenses               (26,354)          (35,403)
                                                ------------      ------------
       Net Income/(Loss) Before
         Other Comprehensive Losses                 352,827           (82,416)

       Other Comprehensive Income / (Loss)
           Unrealized Holding Loss During Period   (191,153)                -
                                                ------------      ------------
       Total Comprehensive Loss                    (191,153)                -
                                                ------------      ------------
     Net Income / (Loss)                       $    161,674      $    (82,416)
                                                ============      ============
     Basic and Diluted
     Net Loss Per Common Share                 $       .007      $      (.004)
                                                ============      ============


Weighted Average Shares Outstanding              21,993,892        20,501,757
                                                ============      ============




See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.


                                     5

AMERICAN CAPITAL HOLDINGS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007

                                            FEBRUARY 29, 2008  FEBRUARY 28, 2007
                                            -----------------  -----------------
       Revenues
               Net Sales                       $          -      $          -
               Cost of Sales                         (2,600)           (2,600)
                                                ------------      ------------

                   Gross Profit                      (2,600)           (2,600)
                                                ------------      ------------
       Operating Expenses
               General and Administrative            29,599            89,584
                  reimbursed expenses               (37,000)          (85,000)
                                                ------------      ------------
             Total Operating Expenses                (7,401)            4,584

                                                ------------      ------------
             Income/(Loss) from Operations            4,801            (7,184)
                                                ------------      ------------
       Other Income (Expense)
               Interest Income                        1,969             1,969
               Interest Expense                     (11,682)          (10,643)
                                                ------------      ------------
                   Net Other Expenses                (9,713)           (8,674)
                                                ------------      ------------
       Net Income/(Loss) Before
         Other Comprehensive Losses                  (4,912)           (15,858)

       Other Comprehensive Income / (Loss)
           Unrealized Holding Loss During Period     72,525                 -
                                                ------------      ------------
       Total Comprehensive Loss                      72,525                 -
                                                ------------      ------------
     Net Income / (Loss)                       $     67,613      $    (15,858)
                                                ============      ============

     Basic and Diluted
     Net Loss Per Common Share                 $       .003      $      (.001)
                                                ============      ============


Weighted Average Shares Outstanding              23,110,680        21,110,680
                                                ============      ============




See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.




                                     6
AMERICAN CAPITAL HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FROM JUNE 1, 2005 THROUGH FEBRUARY 29, 2008


               Number of  At Par                        Accum. other    Total
                  Shares   Value  Add'l Paid  Retained  Comprehen-  Stockholder
                  Issued  $.0001  in Capital   Deficit   sive Inc.     Equity
                ---------- ------ ----------- ---------- ---------- -----------
Bal 5/31/05   17,398,903 $1,870 $16,581,195 $(15,378,157) $(152,718)$1,052,190

Sale of Common
 Stock           143,750     14     259,986           -          -     260,000

Conversion of debt
 and accrued interest
 to equity       590,027     59     632,468           -          -     632,527

Issuance of 500,000
 Shares previously recorded
 as unissued     500,000      -           -           -          -           -

Sale of Stock     26,000      3      46,997           -          -      47,000

Warrants Issued and
 Exercised, payment for
 Accrued Interest
 Payable         250,000     25       2,475           -          -       2,500

Adjustment to Prior
 Years Unrealized
 Holding Loss          -      -           -           -     152,718    152,718

Dividends Paid         -      -           -     (621,327)         -   (621,327)

Net Loss               -      -           -   (1,764,119)         - (1,764,119)
             ----------- ------- ----------- ------------ ---------- ----------
Bal 05/31/06  18,908,680  1,971  17,523,121  (17,763,603)         0   (238,511)

Stock issued   2,202,000    220      23,042            0          0     23,262

Net Income             0      0           0       73,096          0     73,096
             ----------- ------- ----------- ------------ ---------- ----------
Bal. 5/31/07  21,110,680 $2,191 $17,546,163  (17,690,507) $       0 $ (142,153)

Stock issued   2,000,000    200      19,800            0          0     20,000

Accumulated other
 Comprehensive loss    -      -           -            -   (191,153)  (263,678)

Net Income             0      0           0      352,827          0    352,827
             ----------- ------- ----------- ------------ ---------- ----------
Bal 02/29/08  23,110,680 $2,391 $17,565,963 $(17,337,680) $(191,153) $  39,521
             =========== ======= =========== ============ ========== ==========
See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                     6
AMERICAN CAPITAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007

                                            FEBRUARY 29, 2008 FEBRUARY 28, 2007
                                              _______________  _____________

Cash Flows From Operating Activities
    Cash refunded from suppliers               $      4,398    $         0
    Cash paid to suppliers of goods
        and services                                   (562)      (185,730)
    Interest Paid                                         0        (12,740)
    Interest Received                                     4             68
                                              _______________  _____________
        Net Cash Flows Used in
         Operating Activities                         3,840       (198,401)
                                              _______________  _____________
Cash Flows From Investing Activities
    Purchase of Equipment                                 0              0
    Return of Investment Deposit                          0              0
                                              ______________  _____________
        Net Cash Flows Provided By
         (Used In) Investing Activities                   0              0
                                              _______________  _____________
Cash Flows From Financing Activities
    Loans from Related Companies                        227        334,986
    Repayment of Loans from Related Companies        (4,121)      (170,493)
    Payment for Debtor in Possession financing            0              0
    Proceeds from Sale of Stock                           0         29,300
    Purchase of Notes Receivable                          0              0
    Payments on Notes Payable                             0              0
                                              _______________  _____________
        Net Cash Flows Provided By
         Financing Activities                        (3,894)       193,793
                                              _______________  _____________
Net Increase / (Decrease) in Cash                       (54)        (4,608)

Cash and Cash Equivalents at
 Beginning of Period, June 1, 2007 and 2006             283          5,287
                                              _______________  _____________
Cash and Cash Equivalents at
End of Period, February 29, 2008 and 2007      $        229    $       679
                                              ===============  =============








See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

AMERICAN CAPITAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007


Reconciliation of Net Loss to Net Cash Flows Used in Operating Activities

                                             FEBRUARY 29, 2008 FEBRUARY 28, 2007
                                             ----------------- -----------------
    Net Income (Loss)                            $    161,674      $    (82,416)
    Add Non-Cash Items:
         Decrease in Notes Receivable                   5,916            (2,011)
         Decrease in Notes Receivable Related Co.      34,820                 -
         Depreciation                                   7,800             7,800
         Uncomprehensive Holding Loss                 191,153                 -
    Cash was increased by:
         Increase in Accrued Expenses                  99,842           108,463
         Increase in Account Payable                   72,176            50,705
         Decrease in Prepaid Expenses                  25,439                 -
    Cash was decreased by:
         Decrease in Accounts Payable                       -                 -
         Increase in Prepaid Expenses                       -           (58,635)
         Trading Securities received for services    (594,980)         (285,308)

                                                _______________  _______________
        Net Cash Flows Used in
         Operating Activities                    $      3,840    $     (198,401)
                                                ===============  ===============

















See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 29, 2008

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

AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 29, 2008

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

NOTE D -  NOTES RECEIVABLE

Notes Receivable at February 29, 2008 and May 31, 2007 consist of the following:

                                                          Feb. 29 08 May 31 07
                                                           --------- ---------
   8% non-collateralized notes due on demand.
   Interest is payable quarterly.  Included in the balance
   is $39,859 and 33,879 of accrued interest receivable.   $ 149,869 $ 143,879

   Nine 8% promissory notes purchased from holders of notes
   with Air Media Now, Inc.  By mutual agreement of both
   parties, these notes are not accruing interest.                 0    11,906
                                                           --------- ---------
       Total Notes Receivable                              $ 149,869 $ 155,785
                                                           ========= =========

All the notes receivable have been determined to be collectable and therefore, management has not established an allowance for doubtful accounts.


NOTE E - LOANS RECEIVABLE RELATED PARTIES

The loans receivable from related corporate entities are non-collateralized, non-interest bearing and are due on demand. During the nine months ending February 29, 2008, eCom, a related party, repaid American Capital $363,762 by issuing 121,254,133 shares of common stock. On November 29, 2004, eCom was adjudicated as a Chapter 11 Debtor in the involuntary bankruptcy proceedings of the United States Bankruptcy Court - Southern District of Florida (In Re: Case No. 04-34535 BKC-SHF). On March 28, 2008 United
States Southern District of Florida Bankruptcy Court Order Granting Debtor-In-Possession's Motion For Final Decree Closing Case.

AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 29, 2008

NOTE E - LOANS RECEIVABLE RELATED PARTIES - CONTINUED


The loans due American Capital as of February 29, 2008 and May 31, 2007 are as follows:
                                February 29, 2008   May 31, 2007
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
                                    =========          ========

NOTE F - INVESTMENTS

Available-for-Sale Securities:

eCom eCom.com, Inc. is a Florida Corporation and trades on the OTC/PINK:ECEC. eCom was the former parent of USA SportsNet Company. As of February 29, 2008 American Capital Holdings, Inc., owns 145,049,370 common shares of eCom. American Capital Holdings will be distributing 23,910,680 shares to its shareholders of record on April 14, 2008. The Company's investment amounts to 58.3% of the outstanding shares of eCom before the distribution and 48.7% after distributing shares to its shareholders.

During the nine months ending February 29, 2008, by mutual agreement, the Company's cost basis of the 145,049,370 shares of eCom eCom.com, Inc. had a cost basis of $541,872. The market value of these shares as of February 29, 2008 was $362,623. The loss of $179,248 has been recorded as a net unrealized holding loss during the nine months ending February 29, 2008.

Shares issued to American Capital Holdings during the nine months ended February 29, 2008 for services rendered are as follows:

AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 29, 2008

NOTE F - INVESTMENTS - CONTINUED

                     Shares issued during  Total Shares       Cost of
                      the nine months end.    held on       Shares held
Company name             Feb. 29, 2008    Feb. 29, 2008   on Feb. 29, 08
----------------------   -------------    --------------  --------------
eSecureSoft Company        2,587,500        11,454,564      $ 114,546
USAS Digital               3,103,500        14,218,497        142,185
Green Energy Group                 0         3,786,626         37,866
AAB National               3,215,500        11,111,590        111,116
A Classified Ad            3,126,500        11,220,554        112,206
Core Medical Group         2,879,500        10,968,692        109,687
A Super Deal               3,183,500        11,788,420        117,884
MyZipSoft                  3,498,500         9,837,558         98,376
eCom eCom.com            121,254,133       145,049,370        541,872
----------------------   -------------   --------------  --------------
Marketable Securities    142,848,633       229,435,871    $ 1,385,738

Air Media Now!, Inc. is a Florida Corporation and trades on the OTC/PINK:AMNW. As of February 29, 2008 American Capital Holdings, Inc., owns 79,892,019 common shares of Air Media Now. The Company's investment amounts to 52.6% of the outstanding shares of eCom. As a part of an acquisition of ACHI on January 12, 2004, the Company acquired approximately 53 million shares common shares of Air Media Now!, Inc. (Air Media Now). Air Media Now owned the rights to market certain intellectual property that had never been fully developed by its previous owners. American Capital Holdings, Inc. wrote off any and all of its recorded investment in Air Media Now as an impairment expense in the year ended May 31, 2004. Air Media Now is a consolidated subsidiary of American Capital Holdings at February 29, 2008 and May 31, 2007. Air Media Now has no assets but is currently traded on the pink sheets (AMNW:PK). The stock was trading at $.03 at February 29, 2008. On October 26, 2007 Air Media Now!, Inc. filed form 10SB12G and as of December 26, 2007 became a fully reporting company subject to the filing requirements of the Securities and Exchange Commission.

NOTE G - PROPERTY AND EQUIPMENT

Equipment is stated at cost less depreciation. As of February 29, 2008, equipment consisted of computer hardware, software, and office furniture and equipment. Depreciation expense of $7,800 and $10,100 has been recorded for the periods ending February 29, 2008 and May 31, 2007 respectively.

NOTE H - PREPAID EXPENSES

Prepaid expenses consist primarily of retainers paid for legal work for the Company, along with prepaid registration fees submitted to the Securities and Exchange Commission in anticipation of future security registrations.

NOTE I - INTANGIBLE ASSETS

Intangible assets consist of website software development costs, and fees related to applications for patents and trademarks. The intangible assets are not in use and are currently not being amortized.
                                     13
AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 29, 2008


NOTE J - LOAN PAYABLE RELATED PARTY

As of February 29, 2008 and May 31, 2007 loans payable to shareholders in the amount of $339,936 and $367,196 are due on demand.


NOTE K - NOTES PAYABLE

Promissory Notes as of February 29, 2008 and May 31, 2007 consisted of:

                                                 February 29, 2008  May 31, 2007
                                                  -------------- -------------
Four interest bearing, non-collateralized loans.
The loans have various maturities throughout 2006.   $ 325,450     $ 325,450
                                                     ----------    ---------
     Total Notes Payable                               325,450       325,450
     Less Current Portion                             (325,450)     (325,450)
                                                     ----------    ---------
     Net Long-term Debt                              $       0     $       0
                                                     ==========    =========
The short-term notes payable mature as follows:
     February 29, 2008                               $ 325,450     $ 325,450
                                                    ----------     ---------
                          Total Notes Payable       $  325,450    $  325,450
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


NOTE L - WARRANTS

The Company has issued 1,005,000 detachable warrants for each dollar of debt as described in Note L above. Management has determined that the value of the detachable warrants to be $.01 on the date of issuance and have charged paid in capital $10,050 during the period. Each warrant entitles the holder to purchase one (1) share of common stock at $.01. The Company also issued 400,000 warrants to one of the former owners of IS Direct Agency for providing his insurance licensing in all fifty states. The warrants can be exercised for $.01 each. An additional 216,209 warrants were issued in connection with the Spaulding acquisition, one warrant for every ten shares owned. Each unit of Spaulding entitled the owner to one warrant with an exercise price of $6.00.
As of February 29, 2008 there remains no outstanding warrants which expired during the year ending May 31, 2006.



                                     14

AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 29, 2008

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

On March 31, 2008 Joint Plan Proponent American Capital Holdings, Inc. and Debtor, eCom eCom.com, Inc. ("Proponents") received a March 28, 2008 United States Southern District of Florida Bankruptcy Court Order Granting Debtor-In-Possession's Motion For Final Decree Closing Case (C.P. #361) and Final Decree (See Exhibits 1 and 2) issued by the Honorable Paul G. Hyman, Jr. which closed eCom's successful Plan of Reorganization in re: Case No. 04-35435-BKC-PGH.

In accordance with American Capital Holdings, Inc's August 22, 2006 8-K filing American Capital Holdings, Inc. plans to distribute the Twenty Three Million Nine Hundred Ten Thousand Six Hundred Eighty (23,910,680) common shares as a special reorganization disbursement property dividend to American Capital Holdings, Inc. shareholders. Pursuant to the Plan, the shares were issued by eCom at .026 per share. The shares are subject to forward or reverse splits and are currently being held in escrow. As previously mentioned in the aforementioned August 22, 2006 8-K filing, the proposed record date for this proposed stock dividend was set five (5) business days subsequent to the Plan of Reorganization's final decree confirmation by the Bankruptcy Court. Due to the ten (10) day United States Bankruptcy Code notice requirements, the record date is set for 5:00 p.m. EST on April 14, 2008. This dividend is classified as a final eCom Plan of Reorganization disbursement property dividend, which will require the following instructions for each American Capital Holdings, Inc. shareholder.

1. In order to perfect delivery of your property dividend shares, if your shares are held in a brokerage account, you must have your broker forward to our offices verification of the amount of shares held in your account, your current mailing and e-mail addresses. The mailing address is required for proof of delivery of the dividend shares whereby we can file a final report with the United States Bankruptcy Court. The e-mail address is required for future communications regarding eCom and the other spin off companies.

2. If your shares are currently held individually in your name in certificate form, please notify American Capital Holdings, Inc. either through (a) United States regular mail at 1016 Clemmons Street, Suite 302, Jupiter, FL 33477-3305; or (b) by facsimile at 561.337.9356; or (c) by e-mail at dividend@achusa.com.

These Twenty Three Million Nine Hundred Ten Thousand Six Hundred Eighty (23,910,680) eCom escrowed shares will be distributed on a pro-rata basis based on completion of the above listed criteria.

Due to the extensive amount of certificate and address preparation, the estimated date to begin mailing these dividend shares is April 30, 2008.
                                     15
AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

Future minimum lease payments including sales tax as of February 29, 2008 are:
Fiscal Years ending:

            February 29, 2008                        0
                                              --------
            Total Minimum Lease Payments      $      0

Rent expense for the six month period ending February 29, 2008 was $0.


NOTE O - INCOME TAXES

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carry-forward as of February 29, 2008 totals approximately $16,000,000. These carry-forwards, which will be available to offset future taxable income, and expire beginning in May 31, 2024.

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

                                    16
AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE O - INCOME TAXES - CONTINUED

Warrants were granted to Promissory Noteholders with detachable warrants. Management has determined that the fair value of each warrant is $0.01.

The computation of diluted loss per share before extraordinary item for the periods ending February 29, 2008 and February 28, 2007 do not include shares from potentially dilutive securities as the assumption of conversion or exercise of these would have an antidilutive effect on loss per share before extraordinary items. In accordance with generally accepted accounting principles, diluted loss per share from extraordinary item is calculated using the same number of potential common shares as used in the computation of loss per share before extraordinary items.

NOTE P - DEFERRED TAX ASSET

Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company's assets and liabilities. Temporary differences, net operating loss carry forwards and valuation allowances comprising the net deferred taxes on the balance sheets is as follows:
                                             Feb. 29, 2008  May 31, 2007
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
                                             ============= ==============
No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carry-forward as of February 29, 2008 was approximately $16,000,000. These carry-forwards, which will be available to offset future taxable income, will expire through the year 2024.

The Company does not believe that the realization of the related net deferred tax asset meets the criteria required by generally accepted accounting principles and, accordingly, the deferred income tax asset arising from such loss carry forward has been fully reserved.

NOTE Q - SUBSEQUENT EVENTS

On March 31, 2008 Joint Plan Proponent American Capital Holdings, Inc. and Debtor, eCom eCom.com, Inc. ("Proponents") received a March 28, 2008 United States Southern District of Florida Bankruptcy Court Order Granting Debtor-In-Possession's Motion For Final Decree Closing Case (C.P. #361) and Final Decree (See Exhibits 1 and 2) issued by the Honorable Paul G. Hyman, Jr. which closed eCom's successful Plan of Reorganization in re: Case No. 04-35435-BKC-PGH. Read Note M - DIVIDENDS for details on the dividend distribution of the 23,910,680 shares that will be distributed pursuant to the Joint Plan.

                                     17
AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE R - RELATED PARTY TRANSACTIONS

The Company has receivables from nine related entities of $48,169 as of February 29, 2008 and $82,989 as of May 31, 2007 the receivables are due on demand.

The following shares where issued to American Capital Holdings by the following companies as compensation for prior advances and services.

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

The Company has received loans from various Officers and Directors. As of February 29, 2008, the company owes $124,470 to Barney Richmond and $10,152 to Richard Turner.

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

The FASB also issued SFAS No. 144, Accounting for the Impairment or
Disposal of Long-Lived Assets and is effective for financial statements issued for fiscal years beginning January 1, 2002. This statement addresses financial accounting and reporting for the impairment or the disposal of long-lived asset. An impairment loss is recognized if the carrying amount of a long-lived group exceeds the sum of the undiscounted cash flow expected to result from the use and eventual disposition of the asset group. Long-lived assets should be tested at least annually or whenever changes in circumstances
                                     18
AMERICAN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE S - RECENT ACCOUNTING PRONOUNCEMENTS - CONTINUED

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

Business Strategy

We intend to use the financial products of our subsidiaries as solutions, addressing the needs of governmental and private sector businesses regarding unfunded pension liabilities and other post-employment benefit ("OPEB") liabilities. We also plan to sell annuities and other insurance products, through our subsidiaries, to both the public and private sectors. We also intend to invest and/or sell our proprietary ETIPS(TM) and ETICS(TM) products in the public marketplace.
                                    20
AMERICAN CAPITAL HOLDINGS, INC.

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

Upon the completion of our pending proposed acquisition of an insurance carrier, the carrier will be used to underwrite the insurance policies required by our GPACS products. IS Direct will be the agency used to write the policies.

                                     21
AMERICAN CAPITAL HOLDINGS, INC.

Results of Operations:
Comparison of the nine months ended February 29, 2008 with the nine months ended February 28, 2007.

Revenue for the nine month period ended February 29, 2008 was $0 compared to $0 recorded during the same period of the prior year.

Gross profit reflects a loss of $7,800 in the current year versus a loss of $7,800 for the prior years six month period. Depreciation expense contributed $7,800 to the current years deficit in gross profit and $7,800 to the prior years nine month period deficit.

General and administrative costs of $131,812 for the current nine month period reflect costs of staffing our administrative and sales. This represents a $210,193 decrease from the administrative costs incurred for the nine months ending February 28, 2007. During the current nine month period the Company charged eCom a restructuring charge of $428,966 to reimburse the Company for its legal and administrative fees to carry out the reorganization of eCom. The Company also charged the other spin-off companies $89,827 during the current nine month period.

Our operations for the nine months ended February 29, 2008 resulted in a net income from operations of $379,181 versus a net loss of 47,013 for the nine months ended February 28, 2007.

An unrealized holding loss incurred by the deline in market value of the eCom eCom.com stock resulted in a total comprehensive loss of $191,153 during the current nine month period.

Net Income for the nine months ended February 29, 2008 resulted in a net income of $161,674 versus a net loss of 82,416 for the nine months ended February 28, 2007.

Liquidity and Capital Resources:
As of February 29, 2008 current assets totaled $221,807 compared to $288,036 at May 31, 2007.  The $66,229 decrease was due to decreases in prepaid expenses
and loans from related companies.   The other related companies reduced their
amount due the Company by issuing stock valued at $594,980 during the nine month period ending February 29, 2008.

Accounts Payable increased from $277,164 to $349,340 during the current nine months. Current Liabilities increased from $1,290,336 at the end of the prior fiscal year to $1,435,094 at the end of the current quarter, an increase of $144,758 due to the increase in accounts payable and accrued expenses during the nine months ending February 29, 2008.

To the extent that additional funds are required to support operations or to expand our business, we may sell additional equity, issue debt or obtain other credit facilities through financial institutions. Any sale of additional equity securities will result in dilution to our shareholders.



                                     22

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






                                     23

AMERICAN CAPITAL HOLDINGS, INC.

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

(b) Reports on Form 8-K:
     Form 8-K filed April 4, 2008
        accession number 0001288012-08-000002 stating:

        On March 31, 2008 Joint Plan Proponent American Capital Holdings, Inc. and Debtor, eCom eCom.com, Inc. ("Proponents") received a March 28, 2008 United States Southern District of Florida Bankruptcy Court Order Granting Debtor-In-Possession's Motion For Final Decree Closing Case (C.P. #361) and Final Decree issued by the Honorable Paul G. Hyman, Jr. which closed eCom's successful Plan of Reorganization.

        In accordance with American Capital Holdings, Inc's August 22, 2006 8-K filing American Capital Holdings, Inc. plans to distribute the Twenty Three Million Nine Hundred Ten Thousand Six Hundred Eighty (23,910,680) common shares as a special reorganization disbursement property dividend
                                     24
AMERICAN CAPITAL HOLDINGS, INC.

ITEM 6. Exhibits and Reports on Form 8-K. - (CONTINUED)

        to American Capital Holdings, Inc. shareholders. Pursuant to the Plan, the shares were issued by eCom at .026 per share. The shares are subject to forward or reverse splits and are currently being held in escrow. As previously mentioned in the aforementioned August 22, 2006 8-K filing, the proposed record date for this proposed stock dividend was set five
        (5) business days subsequent to the Plan of Reorganization's final decree confirmation by the Bankruptcy Court. Due to the ten (10) day United States Bankruptcy Code notice requirements, the record date is set for 5:00 p.m. EST on April 14, 2008. This dividend is classified as a final eCom Plan of Reorganization disbursement property dividend, which will require the following instructions for each American Capital Holdings, Inc. shareholder.

     1. In order to perfect delivery of your property dividend shares, if your shares are held in a brokerage account, you must have your broker forward to our offices verification of the amount of shares held in your account, your current mailing and e-mail addresses. The mailing address is required for proof of delivery of the dividend shares whereby we can file a final report with the United States Bankruptcy Court. The e-mail address is required for future communications regarding eCom and the other spin off companies.

        2. If your shares are currently held individually in your name in Certificate form, please notify American Capital Holdings, Inc. either through (a) United States regular mail at 1016 Clemmons Street, Suite 302, Jupiter, FL 33477-3305; or (b) by facsimile at 561.337.9356; or (c)
        by e-mail at dividend@achusa.com.

        These Twenty Three Million Nine Hundred Ten Thousand Six Hundred Eighty (23,910,680) eCom escrowed shares will be distributed on a pro-rata basis based on completion of the above listed criteria.

        Due to the extensive amount of certificate and address preparation, the estimated date to begin mailing these dividend shares is April 30, 2008.


                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunder duly authorized.

April 14, 2008                   By:  /s/  Barney A. Richmond
                                             Barney A. Richmond,
                                             Chief Executive Officer

April 14, 2008                   By:  /s/  Richard C. Turner
                                             Richard C. Turner,
                                             Chief Financial Officer


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

Dated: April 14, 2008

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

6. The registrant's other certifying officer and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
             Dated: April 14, 2008

             /s/ Richard C. Turner
             ---------------------------
             Richard C. Turner
             Chief Financial Officer
                                    27
EXHIBIT 32

CERTIFICATIONS OF CEO AND CFO PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of American Capital Holdings
Inc., a Florida corporation (the "Company"), on Form 10-QSB for the period ending February 29, 2008 as filed with the Securities and Exchange Commission (the "Report"), Barney A. Richmond, President of the Company and Richard C. Turner, Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.
1350), that to his knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

      /s/    Barney A. Richmond
      ---------------------------
      Barney A. Richmond
      Principal Executive Officer
      Date: April 14, 2008


      /s/     Richard C. Turner
      --------------------------
      Richard C. Turner
      Chief Financial Officer
      Date: April 14, 2008

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